Form 10-Q
period 2022-03-31
FTAC Emerald Acquisition Corp.
filed 2022-05-16
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41168

FTAC EMERALD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2170416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 701-9555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMLD	Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	EMLDW	Nasdaq Global Market
Units, each consisting of one share of Class A common stock and one- half of one redeemable warrant	EMLDU	Nasdaq Global Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 16, 2022, there were 25,845,423 shares of Class A common stock, $0.0001 par value and 8,615,141 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from February 19, 2021 (Inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from February 19, 2021 (Inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from February 19, 2021 (Inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$887,943	$1,227,914
Prepaid expenses	462,277	411,358
Total Current Assets	1,350,220	1,639,272

Prepaid expenses – non-current portion	79,406	175,362
Reimbursement receivable	1,155,000	1,155,000
Investments held in Trust Account	251,206,125	222,200,530
TOTAL ASSETS	$253,790,751	$225,170,164

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$181,619	$77,131
Due to related party	16,451	16,451
Total current liabilities	198,070	93,582

Deferred underwriters’ discount	8,704,270	7,700,000
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	10,057,340	8,948,582

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 24,869,342 and 22,000,000 issued and outstanding shares at a redemption value of $10.10 per share as of March 31, 2022 and December 31, 2021, respectively	251,180,354	222,200,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 976,081 and 890,000 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively (net of 24,869,342 and 22,000,000 shares subject to possible redemption as of March 31, 2022 and December 31, 2021, respectively)	98	89
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,615,141 and 8,763,333 shares issued and outstanding(1) as of March 31, 2022 and December 31, 2021, respectively	861	876
Additional paid-in capital	—	—
Accumulated deficit	(7,447,902)	(5,979,383)
Total stockholders’ deficit	(7,446,943)	(5,978,418)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$253,790,751	$225,170,164

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture as of December 31, 2021 if the over-allotment option is not exercised in full or in part by the underwriter. The Underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 19, 2021 (Inception) Through March 31,
	2022	2021
Operating and formation costs	$489,504	$208
Loss from operations	(489,504)	(208)

Other income:
Interest income earned on investments held in trust account	25,241	—

Net loss	$(464,263)	$(208)

Basic and diluted weighted average shares outstanding, Class A common stock	25,385,691	—
Basic and diluted net loss per common stock, Class A common stock	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	8,461,897	7,630,000
Basic and diluted net loss per common stock, Class B common stock	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	890,000	$89	8,763,333	$876	$—	$(5,979,383)	$(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Sale of Public Warrants in over-allotment, net of offering costs	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(1,004,256)	(2,319,432)
Net loss	—	—	—	—	—	(464,263)	(464,263)
Balance as of March 31, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,447,902)	$(7,446,943)

FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	8,763,333	876	24,124	—	25,000
Net loss	—	—	—	—	—	(208)	(208)
Balance as of March 31, 2021 (Unaudited)	—	$—	8,763,333	$876	$24,124	$(208)	$24,792

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. The Underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 19, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(464,263)	$(208)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	—	208
Interest earned on cash held in Trust Account	(25,241)	—
Changes in operating assets and liabilities:
Prepaid expenses	45,037	—
Accounts payable and accrued expenses	104,488	—
Due to related party	—	—
Net cash used in operating activities	(339,979)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(28,980,354)	—
Net cash used in investing activities	(28,980,354)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	28,119,274	—
Proceeds from sale of founder shares	—	25,000
Proceeds from private placement units	861,088	—
Payment of promissory note - related party	—	—
Payment of other offering costs	—	—
Net cash provided by financing activities	28,980,362	25,000

Net Change in Cash	(339,971)	25,000
Cash – Beginning of period	1,227,914	—
Cash – End of period	$887,943	$25,000

Supplemental disclosure of noncash investing and financing activities:
Common stock subject to possible redemption
Deferred underwriting payable charged to additional paid-in capital	$1,004,256	$—
Forfeiture of Founder Shares	$(15)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

The underwriter of the Company’s IPO subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on January 14, 2022. A total aggregate issuance by the Company of 2,869,342 Over-Allotment Option Units at a price of $10.00 per Over-allotment Option Unit resulted in total gross proceeds of $28,693,420 to the Company. In connection with the partial exercise of the underwriter’s over-allotment option, the Company incurred $573,868 of underwriting fees and $1,004,270 of deferred underwriting fees.

Simultaneously with the issuance and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 86,081 Private Placement Units (the “Additional Private Placement Units”) at a price of $10.00 per Additional Private Placement Units to the Sponsor, generating gross proceeds of $860,810.

Transaction costs related to the IPO amounted to $14,181,568 consisting of $4,973,868 of underwriting commissions, $8,704,270 in deferred underwriting fees, and $503,430 of other offering costs. In addition, $1,361,721 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Following the closing of the Public Offering, the partial exercise of the over-allotment option, and the sale of the Placement Units, a total of $251,180,354 ($10.10 per Unit) was placed in a Trust Account (“Trust Account”). The proceeds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except for any interest income released to the Company to pay franchise and income taxes and up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released from the Trust Account until the earlier of (i) the consummation of the initial Business Combination; (ii) the redemption of the public shares if the Company is unable to consummate a Business Combination within 18 months from the completion of the Public Offering subject to applicable law, or 21 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 18 months from the closing of the Public Offering but has not completed the initial Business Combination within such 18-month period (the “Completion Window”); or (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Completion Window, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2022, the Company had $887,943 in cash and working capital of $1,152,150. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note, which had no outstanding balance as of March 31, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At March 31, 2022, no such Working Capital Loans were outstanding.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 22, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, the Company had $887,943 and $1,227,914 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the company had $251,206,125 and $222,200,530 in investments held in the Trust Account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of March 31, 2022, the Company incurred offering costs amounting to $14,181,568 consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 22,890,000 of its Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31, 2022		For the Period from February 19, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock:
Numerator:
Allocation of net loss	$(348,197)	$(116,066)	$—	$(208)
Denominator:
Weighted-average shares outstanding	25,385,691	8,461,897	—	7,630,000
Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	$(0.00)

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 24,869,342 and 22,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Warrant Classification

The Company accounts for the warrants issued in connection with the Public Offering and the Private Placement in accordance with the guidance contained in ASC 815-40 under which the warrants meet the criteria for equity treatment and are recorded as equity.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 3. INITIAL PUBLIC OFFERING

On December 20, 2021, the Company consummated its IPO of 22,0000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (the “Public Warrants”). On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale on January 14, 2022 of an additional 2,869,342 Units.

All of the 24,869,342 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity,” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

As of March 31, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets are reconciled in the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$248,693,420	$220,000,000
Less:
Proceeds allocated to Public Warrants	(8,264,360)	(7,810,000)
Class A common stock issuance costs	(13,734,146)	(12,156,008)
Plus:
Accretion of carrying value to redemption value	24,485,440	22,166,008
Class A common stock subject to possible redemption	$251,180,354	$222,200,000

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 890,000 Private Placement Units for a purchase price of approximately $8,900,000, or $10.00 per unit, in a private placement. Additionally, concurrently with the exercise of the over-allotment option by the underwriter, the Company issued 86,081 Private Placement Units at a price of $10.00 per Private Placement Unit for total proceeds of $860,810. Each Private Placement Unit consists of one share of Class A common stock and one-half of one Warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50, subject to adjustment.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B Common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owns an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares (i) with respect to 25% of such shares, until consummation of the initial Business Combination, (ii) with respect to 25% of such shares, until the earlier of the second anniversary of the consummation of the initial Business Combination or the first date at which the closing price of the Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, (iii) with respect to 25% of such shares, until the earlier of the second anniversary of the consummation of the initial Business Combination or the first date at which the closing price of the Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, and (iv) with respect to 25% of such shares, until the earlier of the second anniversary of the consummation of the initial Business Combination or the first date at which the closing price of the Class A common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination. Notwithstanding the foregoing, the transfer restrictions set forth in the immediately preceding sentence shall terminate upon the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, in connection with an initial Business Combination, the initial holders may transfer, assign or sell their Founder Shares with the Company’s consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Public Offering. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated and is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and paid $90,000 for the administrative support services. For the period from February 19, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services. As of March 31, 2022 and December 31, 2021, $16,451 of administrative support services was included in Due to related party in the accompanying condensed balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Underwriter Agreement

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering and exercise of the over-allotment, or $4,973,868. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $8,704,270, of the Public Offering upon the completion of the Company’s initial Business Combination.

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a related party and a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. The Company paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, which was paid to CCM upon the closing of the Public Offering.

The Company also intends to engage CCM as an advisor in connection with Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination.

CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 has been reflected in the accompanying balance sheets.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,845,423 and 22,890,000 shares of Class A common stock issued and outstanding, of which 24,869,342 and 22,000,000 shares are subject to redemption and thus classified as temporary equity, respectively. The underwriter provided notice of its election to partially exercise its over-allotment option and the closing of the issuance occurred on January 14, 2022. A total aggregate issuance by the Company of 2,869,342 Over-Allotment Option Units at a price of $10.00 per Over-allotment Option Unit resulted in total gross proceeds of $28,693,420 to the Company.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. As of March 31, 2022 and December 31, 2021, there were 8,615,141 and 8,763,333 shares of Class B common stock issued and outstanding, of which 1,133,333 shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

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

Warrants

As of December 31, 2021, there were 11,000,000 Public Warrants and 890,000 Private Placement Warrants issued and outstanding. As of March 31, 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition to the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use the best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investment held in Trust Account	$251,206,125	$251,206,125	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investment held in Trust Account	$222,200,530	$222,200,530	$—	$—

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 and the period from February 19, 2021 (inception) through March 31, 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to FTAC Emerald Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer collectively to Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on February 19, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $464,263, which consisted of formation and operating costs of $489,504, partially offset by interest income earned on investments held in Trust Account of $25,241.

For the period from February 19, 2021 (inception) through March 31, 2021, we had a net loss of $208, which consisted of formation and operating costs.

Liquidity and Capital Resources

On December 20, 2021, we consummated the Public Offering of 22,000,000 units generating gross proceeds of $220,000,000. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale on January 14, 2022 of an additional 2,869,342 units for total gross proceeds of $28,693,420.

Simultaneously with the closing of the Public Offering, we consummated the sale of 890,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of $8,900,000. On January 14, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale of an additional 86,081 Private Placement Units to our Sponsor for total gross proceeds of $860,810, bringing the total aggregate gross proceeds of the Private Placement to $9,760,810.

We incurred $14,181,568 in transaction costs, including $4,973,868 of underwriting fees ($660,000 of which was reimbursed to us to pay the advisory fee due to CCM), $8,704,270 of deferred underwriting fees and $503,430 of other offering costs.

Following the Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $251,180,354 ($10.10 per Unit) was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

As of March 31, 2022, we had $887,943 in cash and working capital of $1,152,150. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of March 31, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

As of March 31, 2022, we had cash, investments and marketable securities held in the Trust Account of $251,206,125. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2022, no such loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through the earlier of the consummation of a Business Combination or one year from the date of this Quarterly Report. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. As of March 31, 2022, we incurred and paid $90,000 for the administrative support services.

The holders of the founder shares, private placement units (including securities contained therein) and units that may be issued upon conversion of working capital loans (including securities contained therein) will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

We granted the underwriter of the Public Offering a 45-day option to purchase up to 3,300,000 additional Units to cover any over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter purchased an additional 2,869,342 Units pursuant to the over-allotment option.

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $4,973,868. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $8,704,270. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. We paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, upon the closing of the Public Offering. We also intend to engage CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. CCM’s fees will be reimbursed to us by the underwriter as it becomes payable out of the underwriting commission and will not result in any incremental fees to us. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 has been reflected in the accompanying balance sheets.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Public Offering. The Company complies with the requirements of ASC 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of March 31, 2022, the Company incurred offering costs amounting to $14,181,568 consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 24,869,342 and 22,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Net Loss Per Common Share

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 20, 2021, we consummated the Public Offering of 22,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $220,000,000. Goldman Sachs & Co. LLC served as the sole book-running manager for the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261254). The SEC declared the registration statements effective on December 15, 2021.

Simultaneously with the consummation of the Public Offering, the Company consummated the private placement of an aggregate of 890,000 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating total proceeds of $8,900,000. Each placement unit consists of one placement share and one-half of one private placement warrant to purchase one share of our Class A common stock exercisable at $11.50, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale of an additional 2,869,342 Units for gross proceeds of $28,693,420. In connection with the underwriter’s exercise of its over-allotment option, the Company also consummated the sale of an additional 86,081 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating total proceeds of $860,810. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $251,180,354 was placed in the Trust Account.

We paid a total of $4,973,868 in underwriting discounts and commissions and $503,430 for other costs and expenses related to the Public Offering. In addition, the underwriter agreed to defer $8,704,270 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC EMERALD ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)