Form 10-Q
period 2022-06-30
FTAC Emerald Acquisition Corp.
filed 2022-08-10
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 10, 2022, there were 25,845,423 shares of Class A common stock, $0.0001 par value and 8,615,141 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from February 19, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from February 19, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from February 19, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$676,746	$1,227,914
Prepaid expenses	419,351	411,358
Total Current Assets	1,096,097	1,639,272

Prepaid expenses – non-current portion	—	175,362
Reimbursement receivable	1,155,000	1,155,000
Investments held in Trust Account	251,403,811	222,200,530
TOTAL ASSETS	$253,654,908	$225,170,164

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$90,209	$77,131
Due to related party	16,451	16,451
Income tax payable	44,337	—
Total current liabilities	150,997	93,582

Deferred underwriters’ discount	8,704,270	7,700,000
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	10,010,267	8,948,582

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 24,869,342 and 22,000,000 issued and outstanding shares at a redemption value of $10.11 and $10.10 per share as of June 30, 2022 and December 31, 2021, respectively	251,310,183	222,200,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 976,081 and 890,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (net of 24,869,342 and 22,000,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively)	98	89
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,615,141 and 8,763,333 shares issued and outstanding(1) as of June 30, 2022 and December 31, 2021, respectively	861	876
Additional paid-in capital	—	—
Accumulated deficit	(7,666,501)	(5,979,383)
Total stockholders’ deficit	(7,665,542)	(5,978,418)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$253,654,908	$225,170,164

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture as of December 31, 2021 if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 19, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$383,532	$—	$873,036	$208
Loss from operations	(383,532)	—	(873,036)	(208)

Other income:
Interest income earned on investments held in trust account	339,099	—	364,340	—

Loss before provision for income taxes	(44,433)	—	(508,696)	(208)
Provision for income taxes	(44,337)	—	(44,337)	—
Net loss	$(88,770)	$—	$(553,033)	$(208)

Basic and diluted weighted average shares outstanding, Class A common stock	25,845,423	—	25,616,827	—
Basic and diluted net loss per common stock, Class A common stock	$(0.00)	$—	$(0.02)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	8,615,141	—	8,538,942	7,630,000
Basic and diluted net loss per common stock, Class B common stock	$(0.00)	$—	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	890,000	$89	8,763,333	$876	$—	$(5,979,383)	$(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Sale of Public Units in over-allotment, net of offering costs	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(1,004,256)	(2,319,432)
Net loss	—	—	—	—	—	(464,263)	(464,263)
Balance as of March 31, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,447,902)	$(7,446,943)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(129,829)	(129,829)
Net loss	—	—	—	—	—	(88,770)	(88,770)
Balance as of June 30, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,666,501)	$(7,665,542)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION)

THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	8,763,333	876	24,124	—	25,000
Net loss	—	—	—	—	—	(208)	(208)
Balance as of June 30, 2021 (Unaudited)	—	$—	8,763,333	$876	$24,124	$(208)	$24,792

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended June 30,	For the Period from February 19, 2021 (Inception) Through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(553,033)	$(208)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	—	208
Interest earned on investments held in Trust Account	(364,340)	—
Changes in operating assets and liabilities:
Prepaid expenses	167,369	—
Accounts payable and accrued expenses	13,078	—
Income tax payable	44,337	—
Net cash used in operating activities	(692,589)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(28,980,354)	—
Cash withdrawn from Trust Account for tax purposes	141,413	—
Net cash used in investing activities	(28,838,941)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	28,119,274	—
Proceeds from sale of founder shares	—	25,000
Proceeds from private placement units	861,088	—
Net cash provided by financing activities	28,980,362	25,000

Net Change in Cash	(551,168)	25,000
Cash – Beginning of period	1,227,914	—
Cash – End of period	$676,746	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting payable charged to additional paid-in capital	$1,004,270	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

Transaction costs related to the IPO and over-allotment amounted to $14,181,568 consisting of $4,973,868 of underwriting commissions, $8,704,270 in deferred underwriting fees, and $503,430 of other offering costs.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2022, the Company had $676,746 in cash and working capital of $1,038,728, which excludes franchise tax payable and income tax payable. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note, which had no outstanding balance as of June 30, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At June 30, 2022, no such Working Capital Loans were outstanding.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 20, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to June 20, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 20, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 22, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

As of June 30, 2022 and December 31, 2021, the Company had $676,746 and $1,227,914 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $251,403,811 and $222,200,530 in investments held in the Trust Account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of June 30, 2022, the Company incurred offering costs amounting to $14,181,568 consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 12,922,712 of its Class A common stock in the calculation of diluted net loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other shareholders, because the shares could be sold on the open market. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from February 19, 2021 (Inception) through June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock:
Numerator:
Allocation of net loss	$(66,578)	$(22,193)	$—	$—	$(414,775)	$(138,258)	$—	$(208)
Denominator:
Weighted-average shares outstanding	25,845,423	8,615,141	—	—	25,616,827	8,538,942	—	7,630,000
Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)	$—	$—	$(0.02)	$(0.02)	$—	$(0.00)

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 24,869,342 and 22,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 99.78% and 0.00% for the three months ended June 30, 2022 and for the period from February 19, 2021 (inception) through June 30, 2021, respectively, and 8.72% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2022 and December 31, 2021, the common stock subject to redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	24,485,440
Class A common stock subject to possible redemption, March 31, 2022	$251,180,354
Plus:
Accretion of carrying value to redemption value	129,829
Class A common stock subject to possible redemption, June 30, 2022	$251,310,183

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Warrants	(7,810,000)
Class A common stock issuance costs	(12,156,008)
Plus:
Accretion of carrying value to redemption value	22,166,008
Class A common stock subject to possible redemption, December 31, 2021	$222,200,000

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 890,000 Private Placement Units for a purchase price of $8,900,000, or $10.00 per unit, in a private placement. Additionally, concurrently with the exercise of the over-allotment option by the underwriter, the Company issued to the Sponsor 86,081 Private Placement Units at a price of $10.00 per Private Placement Unit for total proceeds of $860,810. Each Private Placement Unit consists of one share of Class A common stock and one-half of one Warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50, subject to adjustment.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares of Class B common stock for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owns an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited.

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

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated and is no longer available to be drawn upon.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $90,000 and $180,000, respectively, for the administrative support services. For the three months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services. As of June 30, 2022 and December 31, 2021, $0 and $16,451, respectively, of administrative support services was included in Due to related party in the accompanying condensed balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 15, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and warrants that may be issued upon conversion of loans made by the Sponsor or one of its affiliates have registration rights to require the Company to register a sale of any of its securities held by them (in the case of the founder shares, only after conversion to the Class A common stock). These holders are entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to continue to be classified as equity in the Company’s condensed financial statements, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to continue to be classified as equity in the Company’s condensed financial statements without the consent of any stockholder or warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

The Company also intends to engage CCM as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the Business Combination.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 25,845,423 and 22,890,000 shares of Class A common stock issued and outstanding, of which 24,869,342 and 22,000,000 shares are subject to redemption and thus classified as temporary equity, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. As of June 30, 2022 and December 31, 2021, there were 8,615,141 and 8,763,333 shares of Class B common stock issued and outstanding, respectively, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

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

Warrants

As of December 31, 2021, there were 11,000,000 Public Warrants and 445,000 Private Placement Warrants issued and outstanding. As of June 30, 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise for cash of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt from the registration or qualifications requirements of the securities laws of the state of residence of the registered holder of the warrants. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants has not been declared effective by the end of 60 business days following the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition to the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

●	if, and only if, the last sale price of the Class A common stock (or the closing bid price of the Class A common stock in the event the shares of Class A common stock are not traded on any specific trading day) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$251,403,811	$251,403,811	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$222,200,530	$222,200,530	$—	$—

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from February 19, 2021 (inception) through June 30, 2021.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $88,770, which consisted of formation and operating costs of $383,532 and provision for income tax of $44,337, partially offset by interest income earned on investments held in Trust Account of $339,099.

For the six months ended June 30, 2022, we had a net loss of $553,033, which consisted of formation and operating costs of $873,036 and provision for income tax of $44,337, partially offset by interest income earned on investments held in Trust Account of $364,340.

For the three months ended June 30, 2021, we had a net loss of $0.

For the period from February 19, 2021 (inception) through June 30, 2021, we had a net loss of $208, which consisted of formation and operating costs.

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

As of June 30, 2022, we had $676,746 in cash and working capital of $1,038,728. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of June 30, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

As of June 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $251,403,811. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2022, we withdrew $141,414 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2022, no such loans were outstanding.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 20, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a Business Combination prior to June 20, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. As of June 30, 2022, we incurred and paid $180,000 for the administrative support services.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Public Offering. The Company complies with the requirements of ASC 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of June 30, 2022, the Company incurred offering costs amounting to $14,181,568 consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 24,869,342 and 22,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Net Loss Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the warrants in the calculation of diluted net loss per share, if any, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

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

Our management has concluded that there is substantial doubt about our ability to continue as a “going concern.”

 We have until June 20, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of us. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report do not contain any adjustments that might result should we be required to liquidate after June 20, 2023.

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

FTAC EMERALD ACQUISITION CORP.

Date: August 10, 2022	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)