Form 10-Q
period 2022-09-30
FTAC Emerald Acquisition Corp.
filed 2022-11-10
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 25,845,423 shares of Class A common stock, $0.0001 par value, and 8,615,141 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 19, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 19, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 19, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$390,946	$1,227,914
Prepaid expenses	310,379	411,358
Total Current Assets	701,325	1,639,272

Prepaid expenses – non-current portion	—	175,362
Reimbursement receivable	1,155,000	1,155,000
Investments held in Trust Account	252,440,885	222,200,530
TOTAL ASSETS	$254,297,210	$225,170,164

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$121,324	$77,131
Due to related party	16,451	16,451
Income tax payable	188,008	—
Total current liabilities	325,783	93,582

Deferred underwriters’ discount	8,704,270	7,700,000
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	10,185,053	8,948,582

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 24,869,342 and 22,000,000 issued and outstanding shares at a redemption value of $10.14 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	252,173,477	222,200,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 976,081 and 890,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (net of 24,869,342 and 22,000,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	98	89
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,615,141 and 8,763,333 shares issued and outstanding(1) as of September 30, 2022 and December 31, 2021, respectively	861	876
Additional paid-in capital	—	—
Accumulated deficit	(8,062,279)	(5,979,383)
Total stockholders’ Deficit	(8,061,320)	(5,978,418)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$254,297,210	$225,170,164

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture as of December 31, 2021 if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 19, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Operating and formation costs	$445,778	$—	$1,318,814	$208
Loss from operations	(445,778)	—	(1,318,814)	(208)

Other income:
Interest income earned on investments held in trust account	1,132,965	—	1,497,305	—

Income (Loss) before provision for income taxes	687,187	—	178,491	(208)
Provision for income taxes	(219,671)	—	(264,008)	—
Net income (loss)	$467,516	$—	$(85,517)	$(208)

Basic and diluted weighted average shares outstanding, Class A common stock	25,845,423	—	25,693,863	—
Basic and diluted net income (loss) per common stock, Class A common stock	$0.01	$—	$(0.00)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	8,615,141	—	8,564,621	7,630,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.01	$—	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	890,000	$89	8,763,333	$876	$—	$(5,979,383)	$(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Sale of Public Units in over-allotment, net of offering costs	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(1,004,256)	(2,319,432)
Net loss	—	—	—	—	—	(464,263)	(464,263)
Balance as of March 31, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,447,902)	$(7,446,943)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(129,829)	(129,829)
Net loss	—	—	—	—	—	(88,770)	(88,770)
Balance as of June 30, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,666,501)	$(7,665,542)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(863,294)	(863,294)
Net income	—	—	—	—	—	467,516	467,516
Balance as of September 30, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(8,062,279)	$(8,061,320)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION)

THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	8,763,333	876	24,124	—	25,000
Net loss	—	—	—	—	—	(208)	(208)
Balance as of September 30, 2021 (Unaudited)	—	$—	8,763,333	$876	$24,124	$(208)	$24,792

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,	For the Period from February 19, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(85,517)	$(208)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	—	208
Interest earned on investments held in Trust Account	(1,497,305)	—
Changes in operating assets and liabilities:
Prepaid expenses	276,341	—
Accounts payable and accrued expenses	44,193	—
Income tax payable	188,008	—
Net cash used in operating activities	(1,074,280)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(28,980,354)	—
Cash withdrawn from Trust Account for tax purposes	237,304	—
Net cash used in investing activities	(28,743,050)	—

Cash Flows from Financing Activities:
Proceeds from sale of private placement units in over-allotment	28,980,362	—
Proceeds from sale of founder shares	—	25,000
Net cash provided by financing activities	28,980,362	25,000

Net Change in Cash	(836,968)	25,000
Cash – Beginning of period	1,227,914	—
Cash – End of period	$390,946	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting payable charged to additional paid-in capital	$1,004,270	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

The Company’s Sponsors are Emerald ESG Sponsor, LLC, a Delaware limited liability company, and Emerald ESG Advisors, LLC, a Delaware limited liability company, (collectively, the “Sponsor”).

The registration statement for the Company’s Public Offering was declared effective on December 15, 2021 (the “Effective Date”). On December 20, 2021, the Company consummated its Public Offering of 22,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public shares”) at $10.00 per Unit, which is discussed in Note 3, and the sale of 890,000 placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, which is discussed in Note 4 (“Private Placement”).

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

Transaction costs related to the IPO and over-allotment amounted to $14,181,568, consisting of $4,973,868 of underwriting commissions, $8,704,270 in deferred underwriting fees, and $503,430 of other offering costs.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2022, the Company had $390,946 in cash and working capital of $642,950, which excludes franchise tax payable and income tax payable. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note, which had no outstanding balance as of September 30, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 22, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the Company had $390,946 and $1,227,914 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the Company had $252,440,885 and $222,200,530 in investments held in the Trust Account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of September 30, 2022, the Company incurred offering costs amounting to $14,181,568, consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. As of December 31, 2021, the Company incurred offering costs amounting to $12,603,430 consisting of $4,400,000 of underwriting commissions, $7,700,000 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 12,922,712 shares of its Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates the fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from February 19, 2021 (Inception) through September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$350,637	$116,879	$—	$—	$(64,138)	$(21,379)	$—	$(208)
Denominator:
Weighted-average shares outstanding	25,845,423	8,615,141	—	—	25,693,863	8,564,621	—	7,630,000
Basic and diluted net income (loss) per share of common stock	$0.01	$0.01	$—	$—	$(0.00)	$(0.00)	$—	$(0.00)

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 24,869,342 and 22,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Warrant Classification

The Company accounts for the warrants issued in connection with the Public Offering and the Private Placement in accordance with the guidance contained in ASC 815-40 under which the warrants meet the criteria for equity treatment and are recorded as equity.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 31.97% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 147.91% and 0.00% for the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021, due to changes in the valuation allowance on the deferred tax assets.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

(Unaudited)

Risks and Uncertainties

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 3. INITIAL PUBLIC OFFERING

On December 20, 2021, the Company consummated its IPO of 22,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (the “Public Warrants”). On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale on January 14, 2022 of an additional 2,869,342 Units.

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

As of September 30, 2022 and December 31, 2021, the common stock subject to redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	25,478,563
Class A common stock subject to possible redemption, September 30, 2022	$252,173,477

Gross proceeds from IPO	$220,000,000
Less:
Proceeds allocated to Public Warrants	(7,810,000)
Class A common stock issuance costs	(12,156,008)
Plus:
Accretion of carrying value to redemption value	22,166,008
Class A common stock subject to possible redemption, December 31, 2021	$222,200,000

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares (i) with respect to 25% of such shares, until consummation of the initial Business Combination, (ii) with respect to 25% of such shares, until the earlier of the second anniversary of the consummation of the initial Business Combination or the first date at which the closing price of the Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, (iii) with respect to 25% of such shares, until the earlier of the second anniversary of the consummation of the initial Business Combination or the first date at which the closing price of the Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, and (iv) with respect to 25% of such shares, until the earlier of the second anniversary of the consummation of the initial Business Combination or the first date at which the closing price of the Class A common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination. Notwithstanding the foregoing, the transfer restrictions set forth in the immediately preceding sentence shall terminate upon the date following the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, in connection with an initial Business Combination, the initial holders may transfer, assign or sell their Founder Shares with the Company’s consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth above.

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Public Offering. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated and is no longer available to be drawn upon.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $2,000,000 of all loans made to the Company by the Sponsor, an affiliate of the Sponsor or the officers and directors may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $90,000 and $270,000, respectively, for the administrative support services. For the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services. As of September 30, 2022 and December 31, 2021, $16,451 of administrative support services was included in Due to related party in the accompanying condensed balance sheets.

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

SEPTEMBER 30, 2022

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

Underwriter Agreement

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering and exercise of the over-allotment, or $4,973,868. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $8,704,270, of the Public Offering and exercise of the over-allotment upon the completion of the Company’s initial Business Combination.

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

CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the Business Combination. The underwriter has agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 has been reflected in the accompanying condensed balance sheets.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,845,423 and 22,890,000 shares of Class A common stock issued and outstanding, of which 24,869,342 and 22,000,000 shares are subject to redemption and thus classified as temporary equity, respectively.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. As of September 30, 2022 and December 31, 2021, there were 8,615,141 and 8,763,333 shares of Class B common stock issued and outstanding, respectively, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

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

Warrants

As of December 31, 2021, there were 11,000,000 Public Warrants and 445,000 Private Placement Warrants issued and outstanding. As of September 30, 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise for cash of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt from the registration or qualification requirements of the securities laws of the state of residence of the registered holder of the warrants. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants has not been declared effective by the end of 60 business days following the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$252,440,885	$252,440,885	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$222,200,530	$222,200,530	$—	$—

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and the period from February 19, 2021 (inception) through September 30, 2021.

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

Overview

We are a blank check company incorporated in Delaware on February 19, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our IPO and the sale of the private placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $467,516, which consisted of interest income earned on investments held in Trust Account of $1,132,965, partially offset by formation and operating costs of $445,778 and provision for income tax of $219,671.

For the nine months ended September 30, 2022, we had a net loss of $85,517, which consisted of formation and operating costs of $1,318,814 and provision for income tax of $264,008, partially offset by interest income earned on investments held in Trust Account of $1,497,305.

For the three months ended September 30, 2021, we had a net loss of $0.

For the period from February 19, 2021 (inception) through September 30, 2021, we had a net loss of $208, which consisted of formation and operating costs.

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

We incurred $14,181,568 in IPO transaction costs, including $4,973,868 of underwriting fees ($660,000 of which was reimbursed to us to pay the advisory fee due to CCM), $8,704,270 of deferred underwriting fees and $503,430 of other offering costs.

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

As of September 30, 2022, we had $390,946 in cash held outside of trust and working capital of $642,950. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of September 30, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

As of September 30, 2022, we had cash, investments and marketable securities held in the Trust Account of $252,440,885. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2022, we withdrew $237,304 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2022, no such loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the nine months ended September 30, 2022, we incurred and paid $270,000 for the administrative support services.

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

We granted the underwriter of the Public Offering a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter purchased an additional 2,869,342 Units pursuant to the over-allotment option.

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

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. We paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, upon the closing of the Public Offering. We also intend to engage CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. CCM’s fees will be reimbursed to us by the underwriter as it becomes payable out of the underwriting commission and will not result in any incremental fees to us. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 has been reflected in the accompanying condensed balance sheets.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Public Offering. The Company complies with the requirements of ASC 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of September 30, 2022, the Company incurred offering costs amounting to $14,181,568, consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs are allocated between components of temporary and permanent equity based on the relative fair value of these components.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 24,869,342 and 22,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets, respectively.

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

Net Income (Loss) Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. We have not considered the effect of the warrants in the calculation of diluted net income (loss) per share, if any, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates the fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

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

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 20, 2021, we consummated the Public Offering of 22,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $220,000,000. Goldman Sachs & Co. LLC served as the sole book-running manager for the Public Offering. The securities in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261254). The SEC declared the registration statements effective on December 15, 2021.

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

On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale of an additional 2,869,342 Units for gross proceeds of $28,693,420. In connection with the underwriter’s partial exercise of its over-allotment option, the Company also consummated the sale of an additional 86,081 Private Placement Units to the Sponsor at $10.00 per Private Placement Unit, generating total proceeds of $860,810. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

FTAC EMERALD ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)