Form 10-K
period 2022-12-31
FTAC Emerald Acquisition Corp.
filed 2023-03-29
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $243 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 29, 2023, there were 25,845,423 shares of Class A common stock and 8,615,141 shares of Class B common stock of the registrant issued and outstanding.

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

At December 31, 2022, we had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination. On March 16, 2023, the Company entered into a non-binding letter of intent with respect to a business combination. As a result, pursuant to the Company’s second amended and restated certificate of incorporation, the date by which the Company must cease operations and liquidate if it has not completed a business combination has been automatically extended to September 20, 2023.

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

Simultaneously with the closing of the initial public offering, we consummated the sale of 890,000 placement units at a price of $10.00 per unit in a private placement to our sponsor. On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale on January 14, 2022 of an additional 86,081 private placement units, generating total gross proceeds of $9,760,810.

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

Our Chairman of the Board

Betsy Z. Cohen, Chairman. Betsy Z. Cohen has served as our Chairman since April 2021. She previously served as a director of Metromile, Inc. from February 2021 to July 2021. Ms. Cohen served as Chairman of FTAC Olympus’ board of directors from November 2020 until June 2021, as Chairman of FinTech IV’s board of directors from May 2019 until June 2021, as Chairman of FinTech III’s board of directors from March 2017 until October 2020, and as Chairman of FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust, a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Ms. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Ms. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Ms. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. Ms. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018.

Our Chairman’s Experience and Positions with Other SPACs

Ms. Cohen has previously served as Chairman of the board of directors for other SPACs, including, FinTech I, FinTech II, FinTech III, FinTech IV and FTAC Olympus. Additionally, Ms. Cohen currently serves as Chairman of the board of directors for Cohen Circle, LLC (formerly Fintech Masala, LLC). We believe that potential sellers of target businesses will view this experience as a positive factor in considering whether or not to enter into a business combination with us and we believe the Ms. Cohen’s connections and experience will provide a strong pipeline of potential acquisitions to our Company.

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

Fintech Masala

FinTech Masala specializes in providing growth capital to technology and financial services technology companies via special purpose acquisition vehicles and venture investments. The FinTech Masala team is comprised of principals and advisers with extensive experience in operating public and private companies in the technology and financial services sectors, mergers and acquisitions and venture investors. As of the date of this Annual Report, the Managing Members of FinTech Masala have been affiliated with the sponsor for FinTech I, FinTech II, FinTech III, FinTech IV, FTAC Olympus and FTAC Zeus Acquisition Corp. (together the “FinTech Masala SPACs”).

Of the FinTech Masala SPACs, five have consummated initial business combinations (FinTech I, FinTech II, FinTech III, FinTech IV and FTAC Olympus).

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

Douglas Listman, CFO. Douglas Listman is our Chief Financial Officer. He has served as the Chief Accounting Officer of Cohen & Company, Inc. since December 2009 and Chief Accounting Officer of Cohen & Company, LLC since 2006. From 2004 to 2006, Mr. Listman served as an associate for Resources Global Professionals (a worldwide accounting services consulting firm). From 1992 to 2003, Mr. Listman served in various accounting and finance positions including: senior accountant with KPMG; Assistant Corporate Controller of Integrated Health Services (a publicly traded provider of skilled nursing services; NYSE: IHS); Controller of Integrated Living Communities (a publicly traded provider of assisted living services; NASDAQ: ILCC); Chief Financial Officer of Senior Lifestyles Corporation (a private owned provider of assisted living services); and Chief Financial Officer of Monarch Properties (a privately owned health care facility real estate investment company). Mr. Listman is a Certified Public Accountant and graduated from the University of Delaware with a B.S. in accounting.

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

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry.

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

Sources of Acquisition Candidates

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by an affiliate of our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor or one of its affiliates make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its designee of a total of $30,000 per month for office space, administrative and shared personnel support services, (iv) payment of certain consulting fees to persons engaged by an entity affiliated with certain of our directors and officers, (v) at the closing of our initial business combination, a customary advisory fee to affiliates of our sponsor, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided; (vi) payment of customary fees for financial advisory services (including to CCM); and (vii) to reimburse our sponsor, officers or directors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Any advisory fee payable to an affiliate of our sponsor will be negotiated on an arms-length basis and will require approval of our audit committee. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.21 per public share (based on the trust account balance as of December 31, 2022). The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window.

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

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of more than 15.0% of the shares sold in the initial public offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15.0% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15.0% of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15.0% of the shares sold in the initial public offering) for or against our initial business combination. Our initial holders, sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares, placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired public shares in the initial public offering or thereafter through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to an aggregate of more than 15.0% of the shares sold in the initial public offering.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

We are required to evaluate and report on our internal control procedures over financial reporting as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share from our redemption of our public shares, and our warrants will expire worthless.

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

If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2022, only $72,753 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or NASDAQ, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share on our redemption, and our warrants will expire worthless.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share from our redemption of their shares and our warrants will expire worthless.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

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

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A common stock in the event the shares of our Class A common stock are not traded on any specific trading day) of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

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

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We have until September 20, 2023 to consummate a business combination. It is uncertain whether we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of us. We had working capital of $203,453 as of December 31, 2022; however, we expect to incur significant expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not contain any adjustments that might result should we be required to liquidate after September 20, 2023.

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Holders

On March 24, 2023, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Initial Public Offering) nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,115,764, which consisted of interest income earned on investments held in Trust Account of $3,619,061, partially offset by operating and formation costs of $1,776,887 and provision for income tax of $726,410.

For the period from February 19, 2021 (inception) through December 31, 2021, we had a net loss of $99,988, which consisted of operating and formation costs of $100,518, offset by interest income on cash held in trust account of $530.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 890,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of $8,900,000. On January 14, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale of an additional 86,081 Private Placement Units to our Sponsor for total gross proceeds of $860,810, bringing the total aggregate gross proceeds of the Private Placement to $9,760,810.

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

As of December 31, 2022, we had $72,753 in cash held outside of trust and working capital of $203,453. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note, which had no outstanding balance as of December 31, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

As of December 31, 2022, we had cash, investments and marketable securities held in the Trust Account of $254,251,750. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the year ended December 31, 2022, we withdrew $548,195 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until September 20, 2023 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We had working capital of $203,453 as of December 31, 2022; however, we expect to incur significant expenses as it relates to the consummation of a business combination. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a Business Combination prior to September 20, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2022, we incurred and paid $360,000 for the administrative support services.

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

We granted the underwriter of the Initial Public Offering a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter purchased an additional 2,869,342 Units pursuant to the over-allotment option.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 24,869,342 and 22,000,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FTAC EMERALD ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations For the Year Ended December 31, 2022 and For the Period from February 19, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit For the Year Ended December 31, 2022 and For the Period from February 19, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows For the Year Ended December 31, 2022 and For the Period from February 19, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-18

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FTAC Emerald Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FTAC Emerald Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 29, 2023

PCAOB ID Number 100

FTAC EMERALD ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$72,753	$1,227,914
Prepaid expenses	185,213	411,358
Total current assets	257,966	1,639,272

Prepaid expenses – non-current portion	—	175,362
Reimbursement receivable	1,155,000	1,155,000
Investments held in Trust Account	254,251,750	222,200,530
TOTAL ASSETS	$255,664,716	$225,170,164

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$111,063	$77,131
Due to related party	21,535	16,451
Income tax payable	359,410	—
Total current liabilities	492,008	93,582

Deferred underwriters’ discount	8,704,270	7,700,000
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	10,351,278	8,948,582

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 24,869,342 and 22,000,000 issued and outstanding shares at a redemption value of $10.21 and $10.10 per share as of December 31, 2022 and 2021, respectively	253,814,255	222,200,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 976,081 and 890,000 issued and outstanding as of December 31, 2022 and 2021, respectively (net of 24,869,342 and 22,000,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	98	89
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,615,141 and 8,763,333 shares issued and outstanding(1) as of December 31, 2022 and 2021, respectively	861	876
Additional paid-in capital	—	—
Accumulated deficit	(8,501,776)	(5,979,383)
Total stockholders’ deficit	(8,500,817)	(5,978,418)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$255,664,716	$225,170,164

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture as of December 31, 2021 if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (Note 7).

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 19, 2021 (Inception) Through December 31,
	2022	2021
Operating and formation costs	$1,776,887	$100,518
Loss from operations	(1,776,887)	(100,518)

Other income:
Interest income earned on investments held in Trust Account	3,619,061	530

Income (loss) before provision for income taxes	1,842,174	(99,988)
Provision for income taxes	(726,410)	—
Net income (loss)	$1,115,764	$(99,988)

Basic and diluted weighted average shares outstanding, Class A common stock	25,732,064	869,241
Basic and diluted net income (loss) per common stock, Class A common stock	$0.03	$(0.02)

Basic and diluted weighted average shares outstanding, Class B common stock	8,577,355	5,126,782
Basic and diluted net income (loss) per common stock, Class B common stock	$0.03	$(0.02)

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of founders’ share	—	—	8,763,333	876	24,124	—	25,000
Sale of 890,000 Private Placement Units	890,000	89	—	—	8,899,911	—	8,900,000
Initial classification of warrant, net of offering costs	—	—	—	—	7,362,578	—	7,362,578
Net loss	—	—	—	—	—	(99,988)	(99,988)
Accretion of common stock subject to possible redemption	—	—	—	—	(16,286,613)	(5,879,395)	(22,166,008)
Balance as of December 31, 2021	890,000	89	8,763,333	876	—	(5,979,383)	(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Fair value of warrants in over-allotment	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(3,638,157)	(4,953,333)
Net income	—	—	—	—	—	1,115,764	1,115,764
Balance as of December 31, 2022	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)

(1)	Includes up to 1,133,333 shares of Class B Common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. The underwriter for the IPO partially exercised its over-allotment option on January 14, 2022 (Note 7).

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from February 19, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,115,764	$(99,988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor	—	208
Interest earned on investments held in Trust Account	(3,619,061)	(530)
Changes in operating assets and liabilities:
Prepaid expenses	401,507	(586,720)
Accounts payable and accrued expenses	33,932	77,131
Due to related party	5,084	16,451
Income tax payable	359,410	—
Net cash used in operating activities	(1,703,364)	(593,448)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(28,980,354)	(222,200,000)
Cash withdrawn from Trust Account for tax purposes	548,195	—
Net cash used in investing activities	(28,432,159)	(222,200,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	215,600,000
Proceeds from sale of private placement units in over-allotment and private placement	28,980,362	—
Proceeds from sale of founder shares	—	25,000
Proceeds from private placement units	—	8,900,000
Payment of promissory note - related party	—	(105,260)
Payment of other offering costs	—	(398,378)
Net cash provided by financing activities	28,980,362	224,021,362

Net Change in Cash	(1,155,161)	1,227,914
Cash – Beginning of period	1,227,914	—
Cash – End of period	$72,753	$1,227,914

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting payable charged to additional paid-in capital	$1,004,270	$7,700,000
Reimbursement of advisory fee	$—	$1,155,000

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

The Company’s Sponsors are Emerald ESG Sponsor, LLC, a Delaware limited liability company, and Emerald ESG Advisors, LLC, a Delaware limited liability company (collectively, the “Sponsor”).

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

Simultaneously with the issuance and sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 86,081 Private Placement Units (the “Additional Private Placement Units”) at a price of $10.00 per Additional Private Placement Unit to the Sponsor, generating gross proceeds of $860,810.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Liquidity and Capital Resources

As of December 31, 2022, the Company had $72,753 in cash and working capital of $203,453, which excludes franchise tax payable and income tax payable. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note, which had no outstanding balance as of December 31, 2022. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 20, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company had working capital of $203,453 as of December 31, 2022; however, the Company expects to incur significant expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to September 20, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 20, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Use of Estimates

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

Cash and Cash Equivalents

As of December 31, 2022 and 2021, the Company had $72,753 and $1,227,914 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022 and 2021, the Company had $254,251,750 and $222,200,530 in investments held in the Trust Account which was invested in BLF Treasury Trust Fund, respectively. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. As of December 31, 2022, the Company incurred offering costs amounting to $14,181,568, consisting of $4,973,868 of underwriting commissions, $8,704,270 of deferred underwriting fees, and $503,430 of other offering costs. As of December 31, 2021, the Company incurred offering costs amounting to $12,603,430, consisting of $4,400,000 of underwriting commissions, $7,700,000 of deferred underwriting fees, and $503,430 of other offering costs. These offering costs were allocated between components of temporary and permanent equity based on the relative fair value of these components. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 12,922,712 shares of its Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates the fair value. The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31,		For the Period from February 19, 2021 (Inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$836,823	$278,941	$(14,495)	$(85,493)
Denominator:
Weighted-average shares outstanding	25,732,064	8,577,355	869,241	5,126,782
Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$(0.02)	$(0.02)

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 24,869,342 and 22,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 39.43% and 0.00% for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, the common stock subject to redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	$253,814,255

Gross proceeds from IPO	$220,000,000
Less:
Proceeds allocated to Public Warrants	(7,810,000)
Class A common stock issuance costs	(12,156,008)
Plus:
Accretion of carrying value to redemption value	22,166,008
Class A common stock subject to possible redemption, December 31, 2021	$222,200,000

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 or the closing of the Public Offering. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor has agreed to loan the Company up to an aggregate principal amount of $1,500,000. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and paid $360,000 for the administrative support services. For the period from February 19, 2021 (inception) through December 31, 2021, the Company incurred $16,451 for the administrative support services. As of December 31, 2022 and 2021, $16,451 and $16,451 of administrative support services was included in Due to related party in the accompanying balance sheets, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 15, 2021, the holders of the Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities and any other securities of the Company acquired by them prior to the consummation of a Business Combination for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Underwriting Agreement

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 25,845,423 and 22,890,000 shares of Class A common stock issued and outstanding, of which 24,869,342 and 22,000,000 shares are subject to redemption and thus classified as temporary equity, respectively.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. As of December 31, 2022 and 2021, there were 8,615,141 and 8,763,333 shares of Class B common stock issued and outstanding, respectively, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option is not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

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

Warrants

As of December 31, 2021, there were 11,000,000 Public Warrants and 445,000 Private Placement Warrants issued and outstanding. As of December 31, 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$254,251,750	$254,251,750	$—	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$222,200,530	$222,200,530	$—	$—

There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Organizational costs/Start-up costs	$350,184	$10,144
Federal net operating loss	—	10,853
Total deferred tax asset	350,184	20,997
Valuation allowance	(350,184)	(20,997)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 19, 2021 (inception) through December 31, 2021 consists of the following:

	For the Year Ended December 31, 2022	For the Period from February 19, 2021 (Inception) through December 31, 2021
Federal
Current	$726,410	$—
Deferred	329,186	20,997
State
Current	—	—
Deferred	—	—
Change in valuation allowance	(329,186)	(20,997)
Income tax provision	$726,410	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $51,683, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $329,186. For the period from February 19, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $20,997.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Change in valuation allowance	17.90%	(21.00)%
Income tax provision	38.90%	—

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and has been subject to examination by the various taxing authorities since inception.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Promissory Note – Related Party

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummate a business combination. If the Company does not consummate a business combination, the Company may use a portion of any funds held outside the Trust Account into which the Company have placed the proceeds of the IPO to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On January 13, 2023, the Company borrowed $350,000 under the Promissory Note. On February 24, 2023, the Company borrowed an additional $250,000 under the Promissory Note.

Letter of Intent

On March 16, 2023, the Company entered into a non-binding letter of intent with respect to a business combination. As a result, pursuant to the Company’s second amended and restated certificate of incorporation, the date by which the Company must cease operations and liquidate if it has not completed a business combination has been automatically extended to September 20, 2023.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

This Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Cohen	81	Chairman of the Board
Bracebridge H. Young, Jr.	66	President and Chief Executive Officer
Douglas Listman	52	Chief Financial Officer
Mark Tercek	66	Vice Chairman
Tensie Whelan	62	Director
Therese Rein	64	Director
Andrew Hohns	44	Director
Lisa Shalett	56	Director

Betsy Cohen has served as Chairman of our board of directors since April 2021. Since June 2019, she has served as Chairman of the board of directors of FinTech Acquisition Corp. V, since November 2020, she has served as Chairman of the boards of directors of FTAC Athena Acquisition Corp. and FinTech Acquisition Corp. VI, and since January 2021, she has served as Chairman of the board of directors of FTAC Hera Acquisition Corp. Ms. Cohen served as Chairman of FinTech IV’s board of directors from May 2019 until June 2021, FTAC Olympus’ board of directors from June 2020 until June 2021, FinTech III’s board of directors from March 2017 until October 2020, and FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. Ms. Cohen also served as a director of Metromile, Inc. from February 2021 until July 2021. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust, a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Ms. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Ms. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Ms. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Ms. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Ms. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. Our board has determined that Ms. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

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

Douglas Listman has been our Chief Financial Officer since June 2021, the Chief Financial Officer of FinTech Acquisition Corp. V since October 2020, the Chief Financial Officer of FTAC Athena Acquisition Corp. since December 2020, the Chief Financial Officer of FTAC Hera Acquisition Corp. since January 2021 and the Chief Financial Officer of FinTech Acquisition Corp. VI since November 2020. He previously served as the Chief Financial Officer of each of FTAC Olympus and FinTech IV from August 2020 until June 2021. He has served as the Chief Accounting Officer of Cohen & Company Inc. since December 2009 and Chief Accounting Officer of Cohen & Company, LLC since 2006. From 2004 to 2006, Mr. Listman served as an associate for Resources Global Professionals (a worldwide accounting services consulting firm). From 1992 to 2003, Mr. Listman served in various accounting and finance positions including: senior accountant with KPMG; Assistant Corporate Controller of Integrated Health Services (a publicly traded provider of skilled nursing services; NYSE: IHS); Controller of Integrated Living Communities (a publicly traded provider of assisted living services; NASDAQ: ILCC); Chief Financial Officer of Senior Lifestyles Corporation (a private owned provider of assisted living services); and Chief Financial Officer of Monarch Properties (a privately owned health care facility real estate investment company). Mr. Listman is a Certified Public Accountant and graduated from the University of Delaware with a B.S. in accounting.

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

Lisa M. Shalett has served as a director since December 2021. Ms. Shalett is a former Goldman Sachs Partner who now serves on public and private boards, and is the Founder of Extraordinary Women on Boards, a community of women corporate directors focused on improving board excellence, modernizing governance, and increasing diversity on boards. Over her 20-year career at Goldman Sachs, from 1995-2015, including 13 years as a Partner, Ms. Shalett led the Global Japanese Shares business, International Equities Sales & Trading in North America, was Chief Operating Officer of Global Compliance, Legal and Internal Audit, and from 2010 was Head of Brand Marketing & Digital Strategy, leading Goldman’s brand during the financial crisis. She became Chief Marketing Officer at millennials-focused media startup Odyssey (2015-2016), and then joined Brookfield Asset Management as Managing Partner, Head of Strategic Innovation (2018-2019). Ms. Shalett served as a member of the board of directors of Brookfield Property Partners (Nasdaq: BPY) and its Audit Committee, from 2015-2018 and PerformLine, a private venture capital-backed company from 2015-2019. Currently, she serves on the boards of directors of PennyMac (NYSE: PFSI, 2020 to present), and on the Audit Committee and Nominating & Governance Committee, and AccuWeather (a private company, 2018 to present) and Chair of the Marketing Committee. She previously served on the board of directors of Bully Pulpit Interactive (a private, private equity-backed company, 2017 to 2022). Ms. Shalett received a B.A., summa cum laude, in East Asian Studies from Harvard University and an M.B.A. from Harvard Business School. Our board has determined that Ms. Shalett’s extensive experience as a private and public company director and audit committee member qualifies her to serve as a member of our board of directors.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2022.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2022, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2023, by:

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

Name and Address of	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Beneficial Owners	Number	% of class	Number	% of class	Number	% of class
Directors and Executive Officers:(1)
Betsy Cohen(3)	976,081	3.8%	8,615,141	100.0%	9,591,222	27.8%
Bracebridge H. Young, Jr.	–	–	–	–	–	–
Douglas Listman	–	–	–	–	–	–
Mark Tercek	–	–	–	–	–	–
Tensie Whelan(5)	–	–	–	–	–	–
Therese Rein(5)	–	–	–	–	–	–
Andrew Hohns(5)	–	–	–	–	–	–
Lisa Shalett5)	–	–	–	–	–	–
All directors and executive officers as a group (eight individuals)	976,081	3.8%	8,615,141	100.0%	9,591,222	27.8%

5% or Greater Beneficial Owners:
Saba Capital Management, L.P.(6)	2,157,069	8.3%	–	–	2,157,069	6.3%
CSS, LLC(7)	1,313,349	5.1%	–	–	1,313,349	3.8%
Taconic Capital Advisors L.P.(8)	1,509,900	5.8%	–	–	1,509,900	4.4%
Sculptor Capital LP(9)	1,338,332	5.2%	–	–	1,338,332	3.9%
Emerald ESG Sponsor, LLC(4)	976,081	3.8%	4,349,402	50.5%	5,325,483	15.5%
Emerald ESG Advisors, LLC(4)	–	–	4,265,739	49.5%	4,265,739	12.4%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o FTAC Emerald Acquisition Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents.

3.	Shares are held directly by Emerald ESG Sponsor, LLC (976,081 shares of Class A common stock and 4,349,402 shares of Class B common stock) and Emerald ESG Advisors, LLC (4,265,739 shares of Class B common stock), each of which is managed by Betsy Cohen. Ms. Cohen disclaims beneficial ownership of these securities, except to the extent of her pecuniary interest therein.

4.	Shares are held directly by Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC, each of which is managed by Betsy Cohen. Certain of our officers and directors are members of our sponsor, but none has any voting or investment power over the shares held by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

5.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

6.	Based on information contained in a Schedule 13G/A filed on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the business office of each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

7.	Based on a Schedule 13G filed on February 10, 2023 on behalf of CSS, LLC. The business address of CSS, LLC is 175 W. Jackson Blvd., Suite 440, Chicago, IL 60604.

8.	Based on information contained in a Schedule 13G/A filed on February 10, 2023 by Taconic Capital Advisors L.P. (“Taconic Advisors LP”); Taconic Capital Advisors UK LLP (“Taconic Advisors UK”); Taconic Associates LLC (“Taconic Associates”); Taconic Capital Partners LLC (“Taconic Capital”); Taconic Capital Performance Partners LLC (“Taconic Partners”); and Frank P. Brosens. Taconic Advisors LP serves as the investment manager to each of Taconic Opportunity Master Fund L.P. (“Taconic Opportunity Fund”) and Taconic Master Fund 1.5 L.P. (“Taconic Event Fund,” and together with Taconic Opportunity Fund, the “Taconic Funds”). Taconic Advisors LP has entered into a sub-advisory agreement with Taconic Advisors UK pursuant to which Taconic Advisors UK serves as subadvisor to Taconic Advisors LP in respect of each of the Taconic Funds. Taconic Advisors LP is the manager of Taconic Capital Services UK Ltd, the UK parent entity of Taconic Advisors UK. Accordingly, each of Taconic Advisors LP and Taconic Advisors UK may be deemed a beneficial owner of the shares held for the accounts of the Taconic Funds. Taconic Partners serves as the general partner to Taconic Advisors LP. Taconic Associates serves as the general partner to Taconic Opportunity Fund, and accordingly may be deemed a beneficial owner of the shares held for the account of Taconic Opportunity Fund. Taconic Capital serves as the general partner to Taconic Event Fund, and accordingly may be deemed a beneficial owner of the shares held for the account of Taconic Event Fund. Mr. Brosens is a principal of Taconic Advisors LP and a manager of each of Taconic Partners, Taconic Associates and Taconic Capital. In such capacities, Mr. Brosens may be deemed a beneficial owner of the shares held for the accounts of the Taconic Funds. The address of the principal business of office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, London, W1K 3HY, UK.

9.	Based on information contained in a Schedule 13G/A filed on February 14, 2023 by Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), Sculptor Capital II LP, a Delaware limited partnership (Sculptor-II”), Sculptor Capital Holding Corp., a Delaware corporation (“SCHC”), Sculptor Capital Holding II LLC, a Delaware limited liability company (“SCHC-II”), Sculptor Capital Management, Inc., a Delaware limited liability company (“SCU”), Sculptor Master Fund, Ltd., a Cayman Islands company (“SCMF”), Sculptor Special Funding, LP, a Cayman Islands exempted limited partnership that is wholly owned by SCMF (“NRMD”), and Sculptor SC II LP, a Delaware limited partnership (“NJGC”). Sculptor is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor-II, which is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The reported shares of Class A common stock are held in the Accounts managed by Sculptor and Sculptor-II. SCHC serves as the general partner of Sculptor. SCHC-II, which is wholly owned by Sculptor, serves as the general partner of Sculptor-II. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the reported shares of Class A common stock. SCU is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. As such, SCU may be deemed to be the beneficial owner of the reported shares of Class A common stock. Sculptor also serves as the investment advisor to SCMF. Sculptor-II is the investment advisor to NJGC. The address of the principal business office of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the principal business office of SCMF is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the principal business office of NRMD is c/o Maples FS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the principal business office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Promissory Note — Related Party

Prior to the closing of the initial public offering, our sponsor loaned us $105,260 for expenses related to our formation and the initial public offering. The loan was non-interest bearing, unsecured and due on the earlier of March 31, 2022 or the closing of the initial public offering. As of December 31, 2022, the Company had no outstanding borrowings under the promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated and is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to the Company. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no working capital loans outstanding as of December 31, 2022.

On January 13, 2023, we issued an unsecured promissory note to Emerald ESG Sponsor, LLC (the “WC Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $1,500,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. No portion of the amounts outstanding under the WC Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described above and in the prospectus filed in connection with the initial public offering. On January 13, 2023, we borrowed $350,000 under the WC Promissory Note. On February 24, 2023, we borrowed an additional $250,000 under the WC Promissory Note.

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

Individual(1)	Entity(2)	Affiliation
Betsy Cohen	FinTech Acquisition Corp. V FinTech Acquisition Corp. VI FTAC Hera Acquisition Corp. FTAC Athena Acquisition Corp.	Chairman Chairman Chairman Chairman

Bracebridge H. Young, Jr.	Arabesque USA Newmarket Investment Management	Executive Chairman Board of Advisors
	Cultivo Land PBC	Director
	Social Finance, Inc. Social Progress Imperative	Chairman Director

Individual(1)	Entity(2)	Affiliation
Douglas Listman	Cohen & Company Inc. J.V.B. Financial Group, LLC FinTech Acquisition Corp. V FinTech Acquisition Corp. VI FTAC Athena Acquisition Corp. FTAC Hera Acquisition Corp.	Chief Accounting Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer

Mark Tercek	Cultivo Land PBC Williams College	Director Board of Trustees

Tensie Whelan	Globescan Inherent Group Arabeque Odebrecht Global Advisory Council	Director Director Director Director

Andrew Hohns	Newmarket Investment Management	Chief Executive Officer

Lisa Shalett	PennyMac AccuWeather	Director Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.
(2)	Does not include blank check companies, which has not yet consummated an initial public offering.

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

Each of our sponsor, officers and directors may become involved with subsequent blank check companies similar to our company. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, our officers and directors and affiliates of our sponsor are currently officers, directors or sponsors of other blank check companies, which are seeking to complete a business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

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

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the period from February 19, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the period from February 19, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022 totaled $97,714 and $88,595, respectively.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related services during the period from February 19, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

Tax Fees

We paid Withum $0 and $7,800 for tax compliance, tax planning and tax advice for the period from February 19, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, respectively.

All Other Fees

We did not pay Withum for other services for the period from February 19, 2021 (inception) through December 31, 2021 or for the year ended December 31, 2022.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2021, by and between the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters(1)
3.1	Second Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Company(1)
4.5	FTAC Emerald Acquisition Corp. Description of Securities(3)
10.1	Letter Agreement, dated December 15, 2021, by and among the Company, its officers, its directors and Emerald ESG Sponsor, LLC(1)
10.2	Administrative Services Agreement, dated December 15, 2021, by and between the Company and Emerald ESG Sponsor, LLC(1)
10.3	Unit Subscription Agreement, dated December 15, 2021 by and between the Company and Emerald ESG Sponsor, LLC(1)
10.4	Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company(1)
10.5	Registration Rights Agreement, dated December 15, 2021, by and among the Company and Emerald ESG Sponsor, LLC(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note dated January 13, 2023 made by the Company to the order of Emerald ESG Sponsor, LLC(4)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 21, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-261254)
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 22, 2022
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 13, 2023

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTAC EMERALD ACQUISITION CORP.

Dated: March 29, 2023	/s/ Bracebridge H. Young, Jr.
Bracebridge H. Young, Jr. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bracebridge H. Young, Jr.	President and Chief Executive Officer	March 29, 2023
Bracebridge H. Young, Jr.	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	March 29, 2023
Douglas Listman	(Principal Financial and Accounting Officer)

/s/ Betsy Cohen	Chairman of the Board of Directors	March 29, 2023
Betsy Cohen

/s/ Mark Tercek	Vice Chairman	March 29, 2023
Mark Tercek

/s/ Tensie Whelan	Director	March 29, 2023
Tensie Whelan

/s/ Therese Rein	Director	March 29, 2023
Therese Rein

/s/ Andrew Hohns	Director	March 29, 2023
Andrew Hohns

/s/ Lisa Shalett	Director	March 29, 2023
Lisa Shalett