Form 10-Q
period 2023-06-30
FTAC Emerald Acquisition Corp.
filed 2023-08-09
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 9, 2023, there were 25,845,423 shares of Class A common stock, $0.0001 par value, and 8,615,141 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$145,898	$72,753
Prepaid expenses	73,236	185,213
Total current assets	219,134	257,966

Reimbursement receivable	1,155,000	1,155,000
Investments held in Trust Account	258,300,436	254,251,750
TOTAL ASSETS	$259,674,570	$255,664,716

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$181,148	$111,063
Due to related party	21,535	21,535
Income tax payable	28,745	359,410
Promissory note - related party	1,275,000	—
Total current liabilities	1,506,428	492,008

Deferred underwriters’ discount	8,704,270	8,704,270
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	11,365,698	10,351,278

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 24,869,342 issued and outstanding shares at a redemption value of $10.38 and $10.21 per share as of June 30, 2023 and December 31, 2022, respectively	258,234,731	253,814,255

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 976,081 shares issued and outstanding as of June 30, 2023 and December 31, 2022 (net of 24,869,342 shares subject to possible redemption as of June 30, 2023 and December 31, 2022)	98	98
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,615,141 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	861	861
Additional paid-in capital	—	—
Accumulated deficit	(9,926,818)	(8,501,776)
Total stockholders’ deficit	(9,925,859)	(8,500,817)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$259,674,570	$255,664,716

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$694,546	$383,532	$1,567,443	$873,036
Loss from operations	(694,546)	(383,532)	(1,567,443)	(873,036)

Other income:
Interest income earned on investments held in trust account	3,052,686	339,099	5,749,212	364,340

Income (loss) before provision for income taxes	2,358,140	(44,433)	4,181,769	(508,696)
Provision for income taxes	(630,565)	(44,337)	(1,186,335)	(44,337)
Net income (loss)	$1,727,575	$(88,770)	$2,995,434	$(553,033)

Basic and diluted weighted average shares outstanding, Class A common stock	25,845,423	25,845,423	25,845,423	25,616,827
Basic and diluted net income (loss) per common stock, Class A common stock	$0.05	$(0.00)	$0.09	$(0.02)

Basic and diluted weighted average shares outstanding, Class B common stock	8,615,141	8,615,141	8,615,141	8,538,942
Basic and diluted net income (loss) per common stock, Class B common stock	$0.05	$(0.00)	$0.09	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,048,355)	(2,048,355)
Net income	—	—	—	—	—	1,267,859	1,267,859
Balance as of March 31, 2023 (Unaudited)	976,081	98	8,615,141	861	—	(9,282,272)	(9,281,313)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,372,121)	(2,372,121)
Net income	—	—	—	—	—	1,727,575	1,727,575
Balance as of June 30, 2023 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(9,926,818)	$(9,925,859)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	890,000	$89	8,763,333	$876	$—	$(5,979,383)	$(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Sale of Public Units in over-allotment, net of offering costs	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(1,004,256)	(2,319,432)
Net loss	—	—	—	—	—	(464,263)	(464,263)
Balance as of March 31, 2022 (Unaudited)	976,081	98	8,615,141	861	—	(7,447,902)	(7,446,943)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(129,829)	(129,829)
Net loss	—	—	—	—	—	(88,770)	(88,770)
Balance as of June 30, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,666,501)	$(7,665,542)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,995,434	$(553,033)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in trust account	(5,749,212)	(364,340)
Changes in operating assets and liabilities:
Prepaid expenses	111,977	167,369
Accounts payable and accrued expenses	70,085	13,078
Income tax payable	(330,665)	44,337
Net cash used in operating activities	(2,902,381)	(692,589)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(28,980,354)
Cash withdrawn from Trust Account for tax purposes	1,700,526	141,413
Net cash provided by (used in) investing activities	1,700,526	(28,838,941)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	28,119,274
Proceeds from promissory note - related party	1,275,000	—
Proceeds from private placement units	—	861,088
Net cash provided by financing activities	1,275,000	28,980,362

Net Change in Cash	73,145	(551,168)
Cash – Beginning of period	72,753	1,227,914
Cash – End of period	$145,898	$676,746

Supplemental disclosure of noncash investing and financing activities:
Cash paid for income taxes	$1,517,000	$—
Deferred underwriting payable charged to additional paid-in capital	$—	$1,004,270

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2023, the Company had $145,898 in cash and a working capital deficit of $1,221,589, which excludes franchise tax payable and income tax payable. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. At June 30, 2023 and December 31, 2022, $1,275,000 and $0 of Working Capital Loans were outstanding, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 29, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, the Company had $145,898 and $72,753 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$1,295,681	$431,894	$(66,578)	$(22,193)	$2,246,575	$748,859	$(414,775)	$(138,258)
Denominator:
Weighted-average shares outstanding	25,845,423	8,615,141	25,845,423	8,615,141	25,845,423	8,615,141	25,616,827	8,538,942
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$(0.00)	$(0.00)	$0.09	$0.09	$(0.02)	$(0.02)

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 24,869,342 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (26.74)% and 99.78% for the three months ended June 30, 2023 and 2022, respectively, and (28.37)% and 8.72% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on the Company’s financial position, results of operations or cash flows.

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

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the common stock subject to redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	$253,814,255
Plus:
Accretion of carrying value to redemption value	4,420,476
Class A common stock subject to possible redemption, June 30, 2023	$258,234,731

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 890,000 Private Placement Units for a purchase price of $8,900,000, or $10.00 per unit, in a private placement. Additionally, concurrently with the partial exercise of the over-allotment option by the underwriter, the Company issued to the Sponsor 86,081 Private Placement Units at a price of $10.00 per Private Placement Unit for total proceeds of $860,810. Each Private Placement Unit consists of one share of Class A common stock and one-half of one Warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50, subject to adjustment.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares of Class B common stock for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owns an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited.

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

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account into which the Company has placed the proceeds of the IPO to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. As of June 30, 2023 and December 31, 2022, there was $1,275,000 and $0 outstanding under the Promissory Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. On January 13, 2023, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 pursuant to the Promissory Note described above. At June 30, 2023 and December 31, 2022, $1,275,000 and $0 of such Working Capital Loans were outstanding, respectively.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $90,000 and $180,000, respectively, for the administrative support services. As of June 30, 2023, $90,000 of the administrative services fees were included in accrued expenses in the accompanying balance sheets. For the three and six months ended June 30, 2022, the Company incurred and paid $90,000 and $180,000, respectively, for the administrative support services. As of June 30, 2023 and December 31, 2022, $21,535 and $16,451 of administrative support services was included in Due to related party in the accompanying unaudited condensed balance sheets, respectively.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 15, 2021, the holders of the Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights, requiring the Company to register such securities and any other securities of the Company acquired by them prior to the consummation of a Business Combination for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a related party and a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. The Company paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, which was paid to CCM upon the closing of the Public Offering.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 25,845,423 shares of Class A common stock issued and outstanding, of which 24,869,342 shares are subject to possible redemption and thus classified as temporary equity.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. As of June 30, 2023 and December 31, 2022, there were 8,615,141 shares of Class B common stock issued and outstanding, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

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

Warrants

As of June 30, 2023 and December 31, 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$258,300,436	$258,300,436	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$254,251,750	$254,251,750	$—	$—

There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2023 and 2022.

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

On July 25, 2023, the Company made an additional draw on the Working Capital Loans for $100,000.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,727,575, which consisted of interest income earned on investments held in Trust Account of $3,052,686, offset by formation and operating costs of $694,546 and provision for income taxes of $630,565.

For the six months ended June 30, 2023, we had net income of $2,995,434, which consisted of interest income earned on investments held in Trust Account of $5,749,212, offset by formation and operating costs of $1,567,443 and provision for income taxes of $1,186,335.

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

As of June 30, 2023, we had $145,898 in cash held outside of trust and a working capital deficit of $1,221,589, which excludes franchise tax payable and income tax payable. Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor has agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note (described in Note 5). At June 30, 2023 and December 31, 2022, $1,275,000 and $0 of such Working Capital Loans were outstanding, respectively.

As of June 30, 2023, we had cash, investments and marketable securities held in the Trust Account of $258,300,436. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2023, we withdrew $1,700,526 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the six months ended June 30, 2023, we incurred $180,000 for the administrative support services. As of June 30, 2023, $90,000 of the administrative support fees are in accrued expenses in the condensed balance sheet.

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

Critical Accounting Policies and Estimates

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 24,869,342 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

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

FTAC EMERALD ACQUISITION CORP.

Date: August 9, 2023	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)