Form 10-Q
period 2023-09-30
FTAC Emerald Acquisition Corp.
filed 2023-11-13
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there were 25,221,372 shares of Class A common stock, $0.0001 par value, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$25,623	$72,753
Prepaid expenses	32,364	185,213
Prepaid income taxes	51,084	—
Total current assets	109,071	257,966

Reimbursement receivable	1,155,000	1,155,000
Investments held in Trust Account	163,995,984	254,251,750
TOTAL ASSETS	$165,260,055	$255,664,716

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$447,032	$111,063
Due to related party	21,535	21,535
Excise tax payable	967,916	—
Income tax payable	—	359,410
Promissory note - related party	1,500,000	—
Total current liabilities	2,936,483	492,008

Deferred underwriters’ discount	8,704,270	8,704,270
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	12,795,753	10,351,278

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 15,630,150 and 24,869,342 issued and outstanding shares at a redemption value of $10.49 and $10.21 per share as of September 30, 2023 and December 31, 2022, respectively	164,001,828	253,814,255

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 9,591,222 and 976,081 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (net of 15,630,150 and 24,869,342 shares subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively)	959	98
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 8,615,141 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	861
Additional paid-in capital	—	—
Accumulated deficit	(11,538,485)	(8,501,776)
Total stockholders’ deficit	(11,537,526)	(8,500,817)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$165,260,055	$255,664,716

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$683,551	$445,778	$2,250,994	$1,318,814
Loss from operations	(683,551)	(445,778)	(2,250,994)	(1,318,814)

Other income (expense):
Interest income earned on investments held in trust account	3,278,712	1,132,965	9,027,924	1,497,305
Non-redemption agreement expense	(708,400)	—	(708,400)	—

Income before provision for income taxes	1,886,761	687,187	6,068,530	178,491
Provision for income taxes	(680,171)	(219,671)	(1,866,506)	(264,008)
Net income (loss)	$1,206,590	$467,516	$4,202,024	$(85,517)

Basic and diluted weighted average shares outstanding, Class A common stock	26,386,023	25,845,423	26,026,286	25,693,863
Basic and diluted net income (loss) per common stock, Class A common stock	$0.04	$0.01	$0.12	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock	7,668,422	8,615,141	8,298,408	8,564,621
Basic and diluted net income (loss) per common stock, Class B common stock	$0.04	$0.01	$0.12	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,048,355)	(2,048,355)
Net income	—	—	—	—	—	1,267,859	1,267,859
Balance as of March 31, 2023 (Unaudited)	976,081	98	8,615,141	861	—	(9,282,272)	(9,281,313)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,372,121)	(2,372,121)
Net income	—	—	—	—	—	1,727,575	1,727,575
Balance as of June 30, 2023 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(9,926,818)	$(9,925,859)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,558,741)	(2,558,741)
Excise tax on stock redemption	—	—	—	—	—	(967,916)	(967,916)
Conversion of Class B common stock to Class A common stock	8,615,141	861	(8,615,141)	(861)	—	—	—
Contribution for non-redemption agreements	—	—	—	—	—	708,400	(708,400)
Net income	—	—	—	—	—	1,206,590	1,206,590
Balance as of September 30, 2023 (Unaudited)	9,591,222	$959	—	$—	$—	$(11,538,485)	$(11,537,526)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	890,000	$89	8,763,333	$876	$—	$(5,979,383)	$(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Sale of Public Units in over-allotment, net of offering costs	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(1,004,256)	(2,319,432)
Net loss	—	—	—	—	—	(464,263)	(464,263)
Balance as of March 31, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,447,902)	$(7,446,943)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(129,829)	(129,829)
Net loss	—	—	—	—	—	(88,770)	(88,770)
Balance as of June 30, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(7,666,501)	$(7,665,542)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(863,294)	(863,294)
Net income	—	—	—	—	—	467,516	467,516
Balance as of September 30, 2022 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(8,062,279)	$(8,061,320)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$4,202,024	$(85,517)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in trust account	(9,027,924)	(1,497,305)
Non-redemption agreement expense	708,400	—
Changes in operating assets and liabilities:
Prepaid expenses	152,849	276,341
Prepaid income taxes	(51,084)	—
Accounts payable and accrued expenses	335,969	44,193
Income tax payable	(359,410)	188,008
Net cash used in operating activities	(4,039,176)	(1,074,280)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(28,980,354)
Cash withdrawn from Trust Account in connection with redemption	96,791,644	—
Cash withdrawn from Trust Account for tax purposes	2,492,046	237,304
Net cash provided by (used in) investing activities	99,283,690	(28,743,050)

Cash Flows from Financing Activities:
Proceeds from sale of private placement units in over-allotment	—	28,980,362
Proceeds from promissory note - related party	1,500,000	—
Redemption of common stock	(96,791,644)	—
Net cash (used in) provided by financing activities	(95,291,644)	28,980,362

Net Change in Cash	(47,130)	(836,968)
Cash – Beginning of period	72,753	1,227,914
Cash – End of period	$25,623	$390,946

Supplemental disclosure of noncash investing and financing activities:
Excise tax on stock redemption	$967,916	$—
Deferred underwriting payable charged to additional paid-in capital	$—	$1,004,270
Supplemental information:
Cash paid for income taxes	$2,277,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

Following the closing of the Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $251,180,354 ($10.10 per Unit) was placed in a Trust Account (“Trust Account”). The proceeds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except for any interest income released to the Company to pay franchise and income taxes and up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released from the Trust Account until the earlier of (i) the consummation of the initial Business Combination; (ii) the redemption of the public shares if the Company is unable to consummate a Business Combination by January 19, 2024 (the “Completion Window”); or (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Completion Window, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On September 19, 2023, the Company held a special meeting of its stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account established in connection with the Company’s initial public offering at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remain outstanding.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $25,623 in cash and a working capital deficit of $2,827,412. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. At September 30, 2023 and December 31, 2022, $1,500,000 and $0 of Working Capital Loans were outstanding, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 19, 2024 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to January 19, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 29, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Cash and Cash Equivalents

As of September 30, 2023 and December 31, 2022, the Company had $25,623 and $72,753 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$934,889	$271,701	$350,637	$116,879	$3,186,134	$1,015,890	$(64,138)	$(21,379)
Denominator:
Weighted-average shares outstanding	26,386,023	7,668,422	25,845,423	8,615,141	26,026,286	8,298,408	25,693,863	8,564,621
Basic and diluted net income (loss) per common stock	$0.04	$0.04	$0.01	$0.01	$0.12	$0.12	$(0.00)	$(0.00)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 15,630,150 and 24,869,342 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (26.21)% and 31.97% for the three months ended September 30, 2023 and 2022, respectively, and (27.54)% and 147.91% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

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

SEPTEMBER 30, 2023

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

On September 19, 2023, in connection with the approval of the Charter Amendment at the Meeting, the Company’s stockholders exercised their right to redeem 9,239,192 shares for a total of $96,791,644. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023, and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $967,916 of excise tax liability calculated as 1% of shares redeemed on September 19, 2023.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

As of September 30, 2023 and December 31, 2022, the common stock subject to redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	$253,814,255
Less:
Redemption of shares	(96,791,644)
Plus:
Accretion of carrying value to redemption value	6,979,217
Class A common stock subject to possible redemption, September 30, 2023	$164,001,828

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares of Class B common stock for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owns an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited. On September 19, 2023, the Company held the Meeting where the Company’s stockholders approved an amendment to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024. Following the Meeting, the Sponsor, as the holder of 100% of the Founder Shares, determined to convert all of the outstanding Founder Shares into shares of Class A common stock, on a one-for-one basis.

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

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. As of September 30, 2023 and December 31, 2022, there was $1,500,000 and $0 outstanding under the Promissory Note, respectively.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. On January 13, 2023, the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,500,000 pursuant to the Promissory Note described above. At September 30, 2023 and December 31, 2022, $1,500,000 and $0 of such Working Capital Loans were outstanding, respectively.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $90,000 and $270,000, respectively, for the administrative support services. As of September 30, 2023, $180,000 of the administrative services fees were included in accrued expenses in the accompanying balance sheets. For the three and nine months ended September 30, 2022, the Company incurred and paid $90,000 and $270,000, respectively, for the administrative support services. As of September 30, 2023 and December 31, 2022, $21,535 and $16,451 of administrative support services was included in Due to related party in the accompanying unaudited condensed balance sheets, respectively.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Underwriting Agreement

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering and exercise of the over-allotment, or $4,973,868. Additionally, the underwriter was initially entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $8,704,270, of the Public Offering and exercise of the over-allotment upon the completion of the Company’s initial Business Combination. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination.

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

Non-redemption Agreements

Between September 7 and 15, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting that was held on September 19, 2023. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 Class A Shares at the time of the Company’s initial business combination (“Investor Shares”). In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Charter Amendment, an initial business combination or liquidation of the Company. The Company evaluated the classification and accounting of the issuance of the Class A shares under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. The Company concluded that the monetary value of the obligation is a known and fixed amount at inception as the monetary value of the obligation will be defined and provided to each investor with the final number of Investor Shares stated in the non-redemption agreements therefore, the settlement terms of the non-redemption agreement (i.e., number of shares held by the Holder) is considered an input into a fixed-for-fixed contract and the shares issued will be recorded in equity. The Company estimated the aggregate fair value of the 1,610,000 Investor Shares attributable to the non-redeeming shareholders to be $708,400 or $0.44 per share. The fair value of the founder shares was recorded as an expense with a corresponding credit to additional paid-in capital.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsors, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsors. As of September 30, 2023 and December 31, 2022, there were 25,221,372 and 25,845,423 shares of Class A common stock issued and outstanding, respectively, of which 15,630,150 shares and 24,869,342 shares are subject to possible redemption, respectively, and thus classified as temporary equity.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Following the Meeting on September 19, 2023, the Sponsor determined to convert all of the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis. As of September 30, 2023 and December 31, 2022, there were no shares and 8,615,141 shares of Class B common stock issued and outstanding, respectively, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

Warrants

As of both September 30, 2023 and December 31, 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise for cash of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt from the registration or qualification requirements of the securities laws of the state of residence of the registered holder of the warrants. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants has not been declared effective by the end of 60 business days following the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$163,995,984	$163,995,984	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$254,251,750	$254,251,750	$—	$—

There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2023 and 2022.

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

On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. On October 27, 2023 and October 30, 2023, the Company drew an aggregate of $325,000 on the Promissory Note.

On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination.

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

Recent Developments

On September 19, 2023, we held a special meeting of our stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remain outstanding. As of September 30, 2023, we recorded $967,916 of excise tax liability calculated as 1% of shares redeemed on September 19, 2023.

Between September 7 and 15, 2023, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting that was held on September 19, 2023. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 Class A Shares at the time of the Company’s initial business combination. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Charter Amendment, an initial business combination or liquidation of the Company.

Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $1,206,590, which consisted of interest income earned on investments held in Trust Account of $3,278,712, offset by formation and operating costs of $683,551, provision for income taxes of $680,171 and non-redemption agreement expense of $708,400.

For the nine months ended September 30, 2023, we had net income of $4,202,024, which consisted of interest income earned on investments held in Trust Account of $9,027,924, offset by formation and operating costs of $2,250,994, non-redemption agreement expense of $708,400 and provision for income taxes of $1,866,506.

 ,

For the three months ended September 30, 2022, we had net income of $467,516, which consisted of interest income earned on investments held in Trust Account of $1,132,965, offset by formation and operating costs of $445,778, provision for income tax of $219,671, and non-redemption agreement expense of $708,400.

For the nine months ended September 30, 2022, we had a net loss of $85,517, which consisted of formation and operating costs of $1,318,814 and provision for income tax of $264,008, offset by interest income earned on investments held in Trust Account of $1,497,305.

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

As of September 30, 2023, we had $25,623 in cash held outside of trust and a working capital deficit of $2,827,412. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor has agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note (described in Note 5). At September 30, 2023 and December 31, 2022, $1,500,000 and $0 of such Working Capital Loans were outstanding, respectively.

As of September 30, 2023, we had cash, investments and marketable securities held in the Trust Account of $163,995,984. On September 19, 2023, we held the Meeting at which the Company’s stockholders approved (A) the Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the Trust Amendment to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee, to allow the trustee to liquidate the Trust Account established in connection with the Company’s initial public offering at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2023, we withdrew $2,429,046 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until January 19, 2024, to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a Business Combination prior to January 19, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 19, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the nine months ended September 30, 2023, we incurred $270,000 for the administrative support services. As of September 30, 2023, $180,000 of the administrative support fees are in accrued expenses in the condensed balance sheet.

The holders of the founder shares, private placement units (including securities contained therein) and units that may be issued upon conversion of working capital loans (including securities contained therein) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

We granted the underwriter of the Public Offering a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. On January 14, 2022, the underwriter purchased an additional 2,869,342 Units pursuant to the over-allotment option.

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $4,973,868. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $8,704,270. The deferred underwriting discount initially was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 15,630,150 and 24,869,342 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheets, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

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

Of the gross proceeds received from the Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $251,180,354 was placed in the Trust Account. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644.

We paid a total of $4,973,868 in underwriting discounts and commissions and $503,430 for other costs and expenses related to the Public Offering. In addition, the underwriter agreed to defer $8,704,270 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial business combination. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation(1)
10.1	Amendment to the Investment Management Trust Agreement(1)
10.2	First Amendment to Promissory Note dated October 16, 2023 made by and between FTAC Emerald Acquisition Corp. and ESG Sponsor, LLC.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 25, 2023

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 16, 2023

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC EMERALD ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)