Form 10-K
period 2023-12-31
FTAC Emerald Acquisition Corp.
filed 2024-03-26
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $257.4 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 22, 2024, there were 14,349,106 shares of Class A common stock and no shares of Class B common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FTAC Emerald Acquisition Corp.;

●	references to our “sponsor” refer collectively to Emerald ESG Sponsor, LLC, a Delaware limited liability company, and Emerald ESG Advisors, LLC, a Delaware limited liability company. The manager of each entity is Betsy Cohen;

●	references to “CCM” are to Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC. CCM is a broker dealer subsidiary of Cohen & Company Inc., a company of which our Chairman’s son is also Chairman of the Board and a controlling stockholder. Affiliates of CCM also have and manage investment vehicles with a passive investment in our sponsor;

●	references to “completion window” are to the period following the closing of the offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein; the completion window ends December 20, 2024;

●	references to “initial holders” or “initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	references to “founder shares” are to, prior to the Class B Conversion, 8,615,141 shares of our Class B common stock and after the Class B Conversion, 8,615,141 shares of our Class A common stock, issued by us to our initial stockholders;

●	references to our “initial public offering” or “public offering” means the initial public offering of 24,869,342 of our units, each unit consisting of one share of our Class A common stock and one-half of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on December 20, 2021 (22,000,000 units) and January 14, 2022 (2,869,342 units);

●	references to our “management” or our “management team” refer to our officers;

●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 976,081 units purchased by our sponsor, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $9.8 million;

●	references to “placement units” are to the 976,081 units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	references to “placement shares” are to an aggregate of 976,081 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 488,041 shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	references to “Target Sectors” are to businesses with a core commitment to providing social, financial, and environmental value operating in sectors such as: clean/renewable energy; water sustainability; agricultural technology; shared economy software; and next generation mobility; and

●	references to “trust account” are to the trust account into which $251,180,354 of the net proceeds of the initial public offering and private placement were initially deposited for the benefit of the public stockholders.

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

At December 31, 2023, we had not yet commenced operations. All activity through December 31, 2023 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination. Pursuant to the Company’s second amended and restated certificate of incorporation (the “Charter”), the date by which the Company must cease operations and liquidate if it has not completed a business combination is December 20, 2024.

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

On September 19, 2023, the Company held a special meeting in lieu of annual meeting of its stockholders (the “Prior Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Prior Charter Amendment”) to the Company’s Charter to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Prior Trust Amendment”) to the Company’s Trust Agreement to allow the trustee to liquidate the trust account at such time as may be determined by the Company as set forth in the Prior Charter Amendment. In connection with the Prior Meeting, the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding.

Between September 7 and 15, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Prior Meeting. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 shares of Class A common stock at the time of the Company’s initial business combination (“Investor Shares”).

Following the Prior Meeting, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor.

On January 19, 2024, the Company held a special meeting of its stockholders (the “January Meeting”) at which the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Charter to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the trust account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

Between January 9 and 17, 2024, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting. In exchange for the foregoing commitments not to redeem public shares, we agreed to issue or cause to be issued an aggregate of 1,137,500 shares of Class A common stock at the time of the Company’s initial business combination.

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

Our Chairman’s Experience and Positions with Other SPACs

Ms. Cohen has previously served as Chairman of the board of directors for other Special Purpose Acquisition Companies (“SPACs”), including, FinTech I, FinTech II, FinTech III, FinTech IV and FTAC Olympus. Additionally, Ms. Cohen currently serves as Chairman of the board of directors for Cohen Circle, LLC (formerly Fintech Masala, LLC). We believe that potential sellers of target businesses will view this experience as a positive factor in considering whether or not to enter into a business combination with us and we believe the Ms. Cohen’s connections and experience will provide a strong pipeline of potential acquisitions to our Company.

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

Fintech Masala

FinTech Masala specializes in providing growth capital to technology and financial services technology companies via special purpose acquisition vehicles and venture investments. The FinTech Masala team is comprised of principals and advisers with extensive experience in operating public and private companies in the technology and financial services sectors, mergers and acquisitions and venture investors. As of the date of this Annual Report, the Managing Members of FinTech Masala have been affiliated with the sponsor for FinTech I, FinTech II, FinTech III, FinTech IV and FTAC Olympus (together the “FinTech Masala SPACs”).

Each of the FinTech Masala SPACs have consummated initial business combinations.

Several members of Fintech Masala’s management team, including our Chairman, have served as executive officers and/or directors for the Fintech Masala SPACs. We believe that potential sellers of target businesses will view the fact that members of our board of directors and management team have successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance is not a guarantee of success with respect to any business combination we may consummate.

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

Douglas Listman, CFO. Douglas Listman is our Chief Financial Officer. He has served as the Chief Accounting Officer of Cohen & Company, Inc. since December 2009 and Chief Accounting Officer of Cohen & Company, LLC since 2006. From 2004 to 2006, Mr. Listman served as an associate for Resources Global Professionals (a worldwide accounting services consulting firm). From 1992 to 2003, Mr. Listman served in various accounting and finance positions including: senior accountant with KPMG; Assistant Corporate Controller of Integrated Health Services (a publicly traded provider of skilled nursing services; NYSE: IHS); Controller of Integrated Living Communities (a publicly traded provider of assisted living services; NASDAQ: ILCC); Chief Financial Officer of Senior Lifestyles Corporation (a privately owned provider of assisted living services); and Chief Financial Officer of Monarch Properties (a privately owned health care facility real estate investment company). Mr. Listman is a Certified Public Accountant and graduated from the University of Delaware with a B.S. in accounting.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including any amounts representing deferred underwriting commissions and interest earned on the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.60 per public share (based on the trust account balance as of December 31, 2023). The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares, placement shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 66.8% of our outstanding shares of common stock entitled to vote thereon. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the above requirements or that the potential target business will be able to prepare its financial statements in accordance with the above requirements. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

There may at times be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because of the number of special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of or the inability to obtain additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed over time. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

While we sold our units at an offering price of $10.00 per unit in the initial public offering and the amount in our trust account was initially $10.10 per public share, implying an initial value of $10.10 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. For example, the following table shows the public stockholders’ and sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial business combination if at that time we were valued at $242,476,084, which is the amount we would have for our initial business combination in the trust account assuming no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination or any extension of the completion window. At such valuation, each of our common shares would have an implied value of $7.04 per share, which is a 30.3% decrease as compared to the initial implied value per public share of $10.10.

Public shares	24,869,342
Founder shares	8,615,141
Placement shares	976,081
Total shares	34,460,564
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$242,476,084
Initial implied value per public share	$10.10
Implied value per share upon consummation of initial business combination	$7.04

Note that redemptions of our public shares in connection with our initial business combination or any extension of the completion window would further reduce the implied value of our Class A common stock. For instance, in the example above, if 50% of the public shares were redeemed in connection with our initial business combination or any extension of the completion window, the implied value per share would be $5.31.

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

As of December 31, 2023, only $29,844 was available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors in this section.

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

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with GAAP or IFRS, depending on the circumstances, and the historical financial statements must be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the completion window.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own 66.8% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Our initial stockholders hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 66.8% of our outstanding common stock.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our sponsor owns 66.8% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder shares are not restricted from purchasing Class A common stock in the aftermarket or in privately negotiated transactions, which would increase their control. The holders of founder shares do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by the initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. At each annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that our sponsor will continue to exert control at least until the consummation of our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 42,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are currently 15,220,022 and 10,000,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. There are no shares of Class B common stock or preferred stock currently issued and outstanding.

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

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate a business combination.

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

To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

We are subject to laws and regulations enacted by national, regional and local governments. We are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On January 24, 2024, the SEC adopted new rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Our management has concluded that there is substantial doubt about our ability to continue as a “going concern.”

We have until December 20, 2024 to consummate a business combination. It is uncertain whether we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of us. We had a working capital deficit of $3,087,967 as of December 31, 2023; we expect to incur significant expenses as it relates to the consummation of a business combination. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not contain any adjustments that might result should we be required to liquidate after December 20, 2024.

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

Any redemption or other repurchase we have conducted or may conduct after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination or otherwise inhibit our ability to complete a business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 1C.	CYBERSECURITY.

We have no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

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

Holders

On March 22, 2024, the numbers of record holders of the Company’s Class A common stock, units and warrants were 3, 2 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

We incurred a total of $14,181,568 in transaction costs related to the initial public offering. We paid a total of $4,973,868 in underwriting discounts and commissions ($660,000 of which was reimbursed to us to pay the advisory fee due to CCM) and $503,430 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,704,270 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any business combination.

Following the closing of the initial public offering and the private placement, an amount of $251,180,354 ($10.10 per unit) from the net proceeds from the sale of the units in the initial public offering and the placement units in the private placement was placed in the trust account. In connection with the Prior Meeting, the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. In connection with the January Meeting, the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643.

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

Recent Developments

On September 19, 2023, we held a special meeting of our stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding. As of December 31, 2023, we recorded $967,916 of excise tax liability calculated as 1% of the shares redeemed on September 19, 2023.

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

On January 19, 2024, we held a special meeting of our stockholders (the “January Meeting”) at which the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

Between January 9 and 17, 2024, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting. In exchange for the foregoing commitments not to redeem public shares, we agreed to issue or cause to be issued an aggregate of 1,137,500 Class A Shares at the time of our initial business combination.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through December 31, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $4,443,634, which consisted of interest income earned on investments held in Trust Account of $11,207,609, offset by operating and formation costs of $3,730,488, non-redemption agreement expense of $708,400 and provision for income tax of $2,325,087.

For the year ended December 31, 2022, we had net income of $1,115,764, which consisted of interest income earned on investments held in Trust Account of $3,619,061, offset by operating and formation costs of $1,776,887 and provision for income tax of $726,410.

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

As of December 31, 2023, we had $29,844 in cash held outside of trust and a working capital deficit of $3,087,967. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021 and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor originally agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note. On October 16, 2023, the Company and the Sponsor amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. (described in Note 5). At December 31, 2023 and 2022, $2,025,000 and $0 of such Working Capital Loans were outstanding, respectively.

As of December 31, 2023, we had cash, investments and marketable securities held in the Trust Account of $165,653,149. On September 19, 2023, we held the Meeting at which the Company’s stockholders approved (A) the Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. On January 19, 2024, we held a special meeting of our stockholders (the “January Meeting”) at which the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the year ended December 31, 2023, we withdrew $3,014,566 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 20, 2024 to consummate a Business Combination. It is uncertain whether we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to consummate a Business Combination prior to December 20, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 20, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2023, we incurred $360,000 for the administrative support services. As of December 31, 2023, $286,451 of the administrative support fees are in accrued expenses in the balance sheet.

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

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $4,973,868. Additionally, the underwriter was entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $8,704,270. The deferred underwriting discount was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, the Company recorded $8,704,270 to additional paid-in capital in relation to the waiver of the deferred underwriter fee in the accompanying balance sheets.

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. We paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, upon the closing of the Public Offering. We also intend to engage CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. The underwriter had agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been reflected in the accompanying balance sheets. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, we reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses in the accompanying statements of operations.

Critical Accounting Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We have identified the following as our critical accounting estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 15,630,150 and 24,869,342 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Net Income (Loss) Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. We have not considered the effect of the warrants in the calculation of diluted net income per share, if any, since their exercise is contingent upon future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock.

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

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Cohen	82	Chairman of the Board
Bracebridge H. Young, Jr.	67	President and Chief Executive Officer
Douglas Listman	53	Chief Financial Officer
Mark Tercek	67	Vice Chairman
Tensie Whelan	63	Director
Therese Rein	65	Director
Andrew Hohns	45	Director
Lisa Shalett	57	Director

Betsy Cohen has served as Chairman of our board of directors since April 2021. She served as Chairman of the board of directors of FinTech Acquisition Corp. V from June 2019 until October 2023 and FinTech Acquisition Corp. VI from November 2020 until October 2023. Since November 2020, she has served as Chairman of the board of directors of FTAC Athena Acquisition Corp. and since January 2021, she has served as Chairman of the board of directors of FTAC Hera Acquisition Corp. Ms. Cohen served as Chairman of FinTech IV’s board of directors from May 2019 until June 2021, FTAC Olympus’ board of directors from June 2020 until June 2021, FinTech III’s board of directors from March 2017 until October 2020, and FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. Ms. Cohen also served as a director of Metromile, Inc. from February 2021 until July 2021. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust, a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Ms. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Ms. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Ms. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Ms. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Ms. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. Our board has determined that Ms. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2023.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2023, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2024, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of Class A common stock and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting common stock is based on 14,349,106 shares of Class A common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock
Name and Address of Beneficial Owners	Number	% of class
Directors and Executive Officers:(1)
Betsy Cohen(2)	9,591,222	66.8%
Bracebridge H. Young, Jr.	–	–
Douglas Listman	–	–
Mark Tercek	–	–
Tensie Whelan(4)	–	–
Therese Rein(4)	–	–
Andrew Hohns(4)	–	–
Lisa Shalett(4)	–	–
All directors and executive officers as a group (eight individuals)	9,591,222	66.8%

5% or Greater Beneficial Owners:
CSS, LLC(5)	1,313,349	9.2%
First Trust Capital Management L.P.(6)	1,900,000	13.2%
Emerald ESG Sponsor, LLC(3)	5,325,483	37.1%
Emerald ESG Advisors, LLC(3)	4,265,739	29.7%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o FTAC Emerald Acquisition Corp., 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Shares are held directly by Emerald ESG Sponsor, LLC (5,325,483 shares of Class A common stock) and Emerald ESG Advisors, LLC (4,265,739 shares of Class A common stock), each of which is managed by Betsy Cohen. Ms. Cohen disclaims beneficial ownership of these securities, except to the extent of her pecuniary interest therein.

3.	Shares are held directly by Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC, each of which is managed by Betsy Cohen. Certain of our officers and directors are members of our sponsor, but none has any voting or investment power over the shares held by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

4.	This individual is a member of our sponsor, but does not have voting or investment power over the shares held by our sponsor.

5.	Based on a Schedule 13G filed on February 10, 2023 on behalf of CSS, LLC. The business address of CSS, LLC is 175 W. Jackson Blvd., Suite 440, Chicago, IL 60604.

6.	Based on information contained in a Schedule 13G filed on February 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). VARBX, a series of Investment Managers Series Trust II, is an investment company registered under the Investment Company Act. FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act, specifically First Trust Multi-Strategy Fund and VARBX, and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Class A common stock of the issuer) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of the issuer’s Class A common stock held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Founder shares

In June 2021, our sponsor purchased 7,992,750 founder shares for an aggregate purchase price of $25,000. In October 2021, we effected a 1.1014-for-1.0 stock split of our common stock. In November 2021, we effected a 0.9955-for-1.0 stock split of our common stock. In January 2022, as a result of the underwriter exercising its overallotment option in part, our initial holders forfeited 148,192 founder shares. As a result, our initial stockholders held 8,615,141 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering.

Following the Prior Meeting, our sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, our sponsor, as well as our officers and directors, will not be entitled to receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the trust account in respect of shares of Class A common stock held by our sponsor.

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

Private Placement

Simultaneously with the initial public offering, our sponsor purchased an aggregate of 976,081 placement units at a price of $10.00 per unit for an aggregate purchase price of $9,760,810. Each placement unit consists of one placement share and one-half of one placement warrant to purchase one share of our Class A common stock exercisable at $11.50. The remaining proceeds from the placement units and the proceeds from the initial public offering (totaling $165,653,149 as of December 31, 2023) following the partial exercise of the overallotment option in January 2022) are held in the trust account. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not complete an initial business combination.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to the Company. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $2,000,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were $2,025,000 of working capital loans outstanding as of December 31, 2023.

On January 13, 2023, we issued an unsecured promissory note to Emerald ESG Sponsor, LLC (as amended, the “WC Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $3,000,000. The WC Promissory Note is non-interest bearing and payable upon the consummation of our initial business combination. No portion of the amounts outstanding under the WC Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described above and in the prospectus filed in connection with the initial public offering. As of December 31, 2023, there was $2,025,000 outstanding under the WC Promissory Note.

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

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the initial public offering. J.V.B. Financial Group, LLC is a broker dealer subsidiary of Cohen & Company Inc. (of which our Chairman’s son is also Chairman of the Board and a controlling stockholder). The Company paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the initial public offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the initial public offering. The Company also engaged CCM to act as an advisor in connection with the business combination for which it will earn an advisory fee of 0.525% of the proceeds of the initial public offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the business combination. CCM is also entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the business combination. The underwriter had agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commissions. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been reflected in the accompanying balance sheets. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any business combination. As a result, we reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses in the accompanying statements of operations. Affiliates of CCM have and manage investment vehicles with a passive investment in our sponsor.

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

Individual(1)	Entity(2)	Affiliation
Betsy Cohen	FTAC Hera Acquisition Corp.	Chairman
	FTAC Athena Acquisition Corp.	Chairman

Bracebridge H. Young, Jr.	Arabesque USA	Executive Chairman
	Newmarket Investment Management	Board of Advisors
	Cultivo Land PBC	Director
	Social Finance, Inc.	Chairman
	Social Progress Imperative	Director

Individual(1)	Entity(2)	Affiliation
Douglas Listman	Cohen & Company Inc.	Chief Accounting Officer
	J.V.B. Financial Group, LLC	Chief Financial Officer
	FinTech Acquisition Corp. V	Chief Financial Officer
	FinTech Acquisition Corp. VI	Chief Financial Officer
	FTAC Athena Acquisition Corp.	Chief Financial Officer
	FTAC Hera Acquisition Corp.	Chief Financial Officer

Mark Tercek	Cultivo Land PBC	Director
	Williams College	Board of Trustees

Tensie Whelan	Globescan	Director
	Inherent Group	Director
	Arabeque	Director
	Odebrecht Global Advisory Council	Director

Andrew Hohns	Newmarket Investment Management	Chief Executive Officer

Lisa Shalett	PennyMac	Director
	AccuWeather	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.

(2)	Does not include blank check companies, which has not yet consummated an initial public offering.

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

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the years ended December 31, 2023 and 2022. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $89,960 and $88,595, respectively.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related services during the years ended December 31, 2023 and 2022.

Tax Fees

We paid Withum $10,504 and $7,800 for tax compliance, tax planning and tax advice for the years ended December 31, 2023 and 2022, respectively.

All Other Fees

We did not pay Withum for other services for the years ended December 31, 2023 and 2022.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statements Schedules:

None.

(3)	Exhibits

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2021, by and between the Company and Goldman Sachs & Co. LLC, as representative of the several underwriters(1)
3.1	Second Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(2)
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation(5)
3.4	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation(6)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Company(1)
4.5	FTAC Emerald Acquisition Corp. Description of Securities(3)
10.1	Letter Agreement, dated December 15, 2021, by and among the Company, its officers, its directors and Emerald ESG Sponsor, LLC(1)
10.2	Administrative Services Agreement, dated December 15, 2021, by and between the Company and Emerald ESG Sponsor, LLC(1)
10.3	Unit Subscription Agreement, dated December 15, 2021 by and between the Company and Emerald ESG Sponsor, LLC(1)
10.4	Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company(1)
10.5	Registration Rights Agreement, dated December 15, 2021, by and among the Company and Emerald ESG Sponsor, LLC(1)
10.6	Form of Indemnity Agreement(2)
10.7	Promissory Note dated January 13, 2023 made by the Company to the order of Emerald ESG Sponsor, LLC(4)
10.8	Amendment to the Investment Management Trust Agreement(5)
10.9	Amendment No. 2 to the Investment Management Trust Agreement(6)
10.10	First Amendment to Promissory Note dated October 16, 2023 made by and between the Company and Emerald ESG Sponsor, LLC(7)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1*	Executive Incentive Clawback Policy
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 21, 2021
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-261254)
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 22, 2022
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 13, 2023
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 25, 2023
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2024
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 16, 2023

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTAC EMERALD ACQUISITION CORP.

Dated: March 25, 2024	/s/ Bracebridge H. Young, Jr.
Bracebridge H. Young, Jr. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Bracebridge H. Young, Jr.	President and Chief Executive Officer	March 25, 2024
Bracebridge H. Young, Jr.	(Principal Executive Officer)

/s/ Douglas Listman	Chief Financial Officer	March 25, 2024
Douglas Listman	(Principal Financial and Accounting Officer)

/s/ Betsy Cohen	Chairman of the Board of Directors	March 25, 2024
Betsy Cohen

/s/ Mark Tercek	Vice Chairman	March 25, 2024
Mark Tercek

/s/ Tensie Whelan	Director	March 25, 2024
Tensie Whelan

/s/ Therese Rein	Director	March 25, 2024
Therese Rein

/s/ Andrew Hohns	Director	March 25, 2024
Andrew Hohns

/s/ Lisa Shalett	Director	March 25, 2024
Lisa Shalett

FTAC EMERALD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FTAC Emerald Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FTAC Emerald Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 20, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 25, 2024

PCAOB ID Number 100

FTAC EMERALD ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$29,844	$72,753
Prepaid expenses	192,712	185,213
Prepaid income taxes	83,503	—
Total current assets	306,059	257,966

Reimbursement receivable	—	1,155,000
Investments held in Trust Account	165,653,149	254,251,750
TOTAL ASSETS	$165,959,208	$255,664,716

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$114,659	$111,063
Due to related party	286,451	21,535
Excise tax payable	967,916	—
Income tax payable	—	359,410
Promissory note - related party	2,025,000	—
Total current liabilities	3,394,026	492,008

Deferred underwriters’ discount	—	8,704,270
Deferred advisory fee	1,155,000	1,155,000
Total liabilities	4,549,026	10,351,278

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 15,630,150 and 24,869,342 issued and outstanding shares at a redemption value of $10.60 and $10.21 per share as of December 31, 2023 and 2022, respectively	165,721,882	253,814,255

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 9,591,222 and 976,081 shares issued and outstanding as of December 31, 2023 and 2022, respectively (net of 15,630,150 and 24,869,342 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	959	98
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 8,615,141 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	861
Additional paid-in capital	6,984,216	—
Accumulated deficit	(11,296,875)	(8,501,776)
Total stockholders’ deficit	(4,311,700)	(8,500,817)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$165,959,208	$255,664,716

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
General and administrative expenses	$3,730,488	$1,776,887
Loss from operations	(3,730,488)	(1,776,887)

Other income:
Interest income earned on investments held in trust account	11,207,609	3,619,061
Non-redemption agreement expense	(708,400)	—

Income before provision for income taxes	6,768,721	1,842,174
Provision for income taxes	(2,325,087)	(726,410)
Net income	$4,443,634	$1,115,764

Basic and diluted weighted average shares outstanding, Class A common stock	25,873,722	25,732,064
Basic and diluted net income per common stock, Class A common stock	$0.14	$0.03

Basic and diluted weighted average shares outstanding, Class B common stock	6,184,019	8,577,355
Basic and diluted net income per common stock, Class B common stock	$0.14	$0.03

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	890,000	89	8,763,333	876	—	(5,979,383)	(5,978,418)
Forfeiture of Founder Shares	—	—	(148,192)	(15)	15	—	—
Sale of private placement units in over-allotment	86,081	9	—	—	860,801	—	860,810
Sale of Public Units in over-allotment, net of offering costs	—	—	—	—	454,360	—	454,360
Accretion of common stock subject to possible redemption	—	—	—	—	(1,315,176)	(3,638,157)	(4,953,333)
Net income	—	—	—	—	—	1,115,764	1,115,764
Balance as of December 31, 2022	976,081	98	8,615,141	861	—	(8,501,776)	(8,500,817)
Excise tax on stock redemption	—	—	—	—	—	(967,916)	(967,916)
Conversion of Class B common stock to Class A common stock	8,615,141	861	(8,615,141)	(861)	—	—	—
Contribution for non-redemption agreements	—	—	—	—	—	708,400	708,400
Accretion of common stock subject to possible redemption	—	—	—	—	(1,720,054)	(6,979,217)	(8,699,271)
Waiver of Deferred Underwriter’s Fee	—	—	—	—	8,704,270	—	8,704,270
Net income	—	—	—	—	—	4,443,634	4,443,634
Balance as of December 31, 2023	9,591,222	$959	—	$—	$6,984,216	$(11,296,875)	$(4,311,700)

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,443,634	$1,115,764
Adjustments to reconcile net income to net cash used in operating activities:
Non-redemption agreement expense	708,400	—
Interest earned on investments held in Trust Account	(11,207,609)	(3,619,061)
Non-redemption agreement expense	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(7,499)	401,507
Prepaid income taxes	(83,503)	—
Reimbursement receivable	1,155,000	—
Accounts payable and accrued expenses	290,047	33,932
Due to related party	(21,535)	5,084
Income tax payable	(359,410)	359,410
Net cash used in operating activities	(5,082,475)	(1,703,364)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(28,980,354)
Cash withdrawn from Trust Account for tax purposes	3,014,566	548,195
Cash withdrawn from Trust Account in connection with redemption	96,791,644	—
Net cash provided by (used in) investing activities	99,806,210	(28,432,159)

Cash Flows from Financing Activities:
Proceeds from sale of public units and private placement units in over-allotment	—	28,980,362
Proceeds from promissory note – related party	2,025,000	—
Redemption of common stock	(96,791,644)	—
Net cash (used in) provided by financing activities	(94,766,644)	28,980,362

Net Change in Cash	(42,909)	(1,155,161)
Cash – Beginning of period	72,753	1,227,914
Cash – End of period	$29,844	$72,753

Supplemental disclosure of noncash investing and financing activities:
Excise tax on stock redemption	$967,916	$—
Deferred underwriting payable charged to additional paid-in capital	$8,704,270	$1,004,270
Supplemental information:
Cash paid for income taxes	$2,768,000	$—

The accompanying notes are an integral part of the financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

Following the closing of the Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $251,180,354 ($10.10 per Unit) was placed in a Trust Account (“Trust Account”). The proceeds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except for any interest income released to the Company to pay franchise and income taxes and up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released from the Trust Account until the earlier of (i) the consummation of the initial Business Combination; (ii) the redemption of the public shares if the Company is unable to consummate a Business Combination by December 20, 2024 (the “Completion Window”); or (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Completion Window, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On September 19, 2023, the Company held a special meeting of its stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account established in connection with the IPO at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding.

On January 19, 2024, the Company held a special meeting of its stockholders (the “January Meeting”) at which the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the Trust Account established in connection with the IPO at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $29,844 in cash and a working capital deficit of $3,087,967. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. At December 31, 2023 and 2022, $2,025,000 and $0 of Working Capital Loans were outstanding, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 20, 2024 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to December 20, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 20, 2024.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

As of December 31, 2023 and 2022, the Company had $29,844 and $72,753 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Investments Held in Trust Account

As of December 31, 2023 and 2022, the Company had $165,653,149 and $254,251,750 in investments held in the Trust Account which was invested in BLF Treasury Trust Fund. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 12,922,712 shares of its Class A common stock in the calculation of diluted net income per share, since their exercise is contingent upon future events. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates the fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock:
Numerator:
Allocation of net income	$3,586,446	$857,188	$836,823	$278,941
Denominator:
Weighted-average shares outstanding	25,873,722	6,184,019	25,732,064	8,577,355
Basic and diluted net income per share of common stock	$0.14	$0.14	$0.03	$0.03

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 15,630,150 and 24,869,342 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 34.35% and 39.43% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension vote or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

On September 19, 2023, in connection with the approval of the Charter Amendment at the Meeting, the Company’s stockholders exercised their right to redeem 9,239,192 shares for a total of $96,791,644. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023, and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2023, the Company recorded $967,916 of excise tax liability calculated as 1% of shares redeemed on September 19, 2023.

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

All of the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity,” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

As of December 31, 2023 and 2022, the common stock subject to redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	253,814,255
Less:
Redemption of shares	(96,791,644)
Plus:
Accretion of carrying value to redemption value	8,699,271
Class A common stock subject to possible redemption, December 31, 2023	$165,721,882

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares of Class B common stock for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited. On September 19, 2023, the Company held the Meeting where the Company’s stockholders approved an amendment to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024. Following the Meeting, the Sponsor, as the holder of 100% of the Founder Shares, determined to convert all of the outstanding Founder Shares into shares of Class A common stock, on a one-for-one basis.

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

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of December 31, 2023 and 2022, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of December 31, 2023 and 2022, there was $2,025,000 and $0 outstanding under the Promissory Note, respectively.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. On January 13, 2023, the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000 pursuant to the Promissory Note (as amended on October 16, 2023) described above. At December 31, 2023 and 2022, $2,025,000 and $0 of such Working Capital Loans were outstanding, respectively.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, the Company incurred $360,000 for the administrative support services.  For the year ended December 31, 2022, the Company incurred and paid $360,000 for the administrative support services. As of December 31, 2023 and 2022, $286,451 and $16,451 of administrative support services was included in Due to related party in the accompanying balance sheets, respectively.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Underwriting Agreement

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering and exercise of the over-allotment, or $4,973,868. Additionally, the underwriter was initially entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $8,704,270, of the Public Offering and exercise of the over-allotment upon the completion of the Company’s initial Business Combination. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, the Company recorded $8,704,270 to additional paid-in capital in relation to the waiver of the deferred underwriter fee in the accompanying balance sheets.

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

CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. The underwriter had agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been recorded. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, the Company reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses in the accompanying statements of operations.

Non-redemption Agreements

Between September 7 and 15, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting that was held on September 19, 2023. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 Class A Shares at the time of the Company’s initial business combination (“Investor Shares”). In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Charter Amendment, an initial business combination or liquidation of the Company. The Company evaluated the classification and accounting of the issuance of the Class A shares under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. The Company concluded that the monetary value of the obligation is a known and fixed amount at inception as the monetary value of the obligation will be defined and provided to each investor with the final number of Investor Shares stated in the non-redemption agreements. Therefore, the settlement terms of the non-redemption agreement (i.e., number of shares held by the Holder) is considered an input into a fixed-for-fixed contract and the shares issued will be recorded in equity. The Company estimated the aggregate fair value of the 1,610,000 Investor Shares attributable to the non-redeeming shareholders to be $708,400 or $0.44 per share. The fair value of the Investor Shares was recorded as an expense with a corresponding credit to additional paid-in capital.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. As of December 31, 2023 and 2022, there were 25,221,372 and 25,845,423 shares of Class A common stock issued and outstanding, respectively, of which 15,630,150 shares and 24,869,342 shares are subject to possible redemption, respectively, and thus classified as temporary equity.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Following the Meeting on September 19, 2023, the Sponsor determined to convert all of the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis. As of December 31, 2023 and 2022, there were no shares and 8,615,141 shares of Class B common stock issued and outstanding, respectively, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

Warrants

As of both December 31, 2023 and 2022, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$165,653,149	$165,653,149	$—	$—

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$254,251,750	$254,251,750	$—	$—

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax asset
Organizational costs/Start-up costs	$1,253,839	$350,184
Federal net operating loss	—	—
Total deferred tax asset	1,253,839	350,184
Valuation allowance	(1,253,839)	(350,184)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
Federal
Current	$2,325,087	$726,410
Deferred	(903,665)	(329,186)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	903,665	329,186
Income tax provision	$2,325,087	$726,410

As of December 31, 2023 and 2022, the Company had a total of $0 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $903,665. For the year ended December 31, 2022, the change in the valuation allowance was $329,186.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Change in valuation allowance	13.35%	17.90%
Income tax provision	34.35%	38.90%

The Company files income tax returns in the U.S. federal jurisdiction, in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

FTAC EMERALD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet dates up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2024, the Company entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), Emerald ESG Sponsor LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), to cover working capital requirements of the Company and costs related to a possible extension of the Company’s trust liquidation date (the “Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Capital Contribution”). An initial capital call of $350,000 took place within five (5) business days of the signing of the Subscription Agreement, and the Sponsors may request a second capital call of $200,000 within five (5) business days of April 1, 2024, subject to certain specified conditions.

The Capital Contribution shall be repaid to Polar by ESG Funding upon the Company’s closing of an initial business combination (the “Closing”). In consideration of the Capital Contribution, the Company has agreed to issue, or to cause the surviving entity following the Closing (the “Surviving Company”) to issue, 1.0 share of common stock of the Surviving Company (“Common Stock”) for each dollar of the Capital Contribution funded as of or prior to the Closing, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the Closing or, if no such registration statement is filed in connection with the Closing, pursuant to the first registration statement to be filed by the Company or the Surviving Company following the Closing. The Capital Contribution is non-interest bearing and shall be repaid by ESG Funding (upon receipt of funds from the Company) to, and at the election of, Polar (i) in Common Stock, at a rate of 1.0 share of Common Stock for each ten dollars ($10.00) of the Capital Contribution funded as of the Closing or (ii) in cash.

If the Company liquidates without consummating an initial business combination, any amounts remaining in the Sponsors’ or the Company’s cash accounts, not including the Company’s trust account, following repayment of all liabilities and wind-down expenses, will be paid promptly to Polar, up to the amount of the Capital Contribution funded. Upon certain events of default under the Subscription Agreement, the Company shall issue to Polar 0.1 shares of Common Stock (“Default Shares”) for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default is cured, subject to certain limitations provided for therein.

On January 19, 2024, the Company held a special meeting of its stockholders (the “January Meeting”). At the January Meeting, the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement, to allow the trustee to liquidate the Trust Account established in connection with the Company’s initial public offering at such time as may be determined by the Company as set forth in the January Charter Amendment. The January Charter Amendment was filed with the Delaware Secretary of State on January 19, 2024, and in connection therewith, the Company entered into the January Trust Amendment to extend the term of the Trust Agreement.

In connection with the approval and implementation of the January Charter Amendment, the holders of 10,872,266 publicly outstanding shares of Class A common stock of the Company (“Public Shares”) exercised their right to redeem their shares for cash at a redemption price of $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following such redemptions, 4,757,884 Public Shares remain outstanding.

Between January 9 and 17, 2024, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem Public Shares in connection with the January Meeting. In exchange for the foregoing commitments not to redeem Public Shares, the Company has agreed to issue or cause to be issued an aggregate of 1,137,500 Class A Shares at the time of the Company’s initial business combination.