Form 10-Q
period 2024-03-31
FTAC Emerald Acquisition Corp.
filed 2024-05-14
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 11, 2024, there were 14,349,106 shares of Class A common stock, $0.0001 par value, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash	$136,954	$29,844
Prepaid expenses	221,582	192,712
Prepaid income taxes	—	83,503
Total current assets	358,536	306,059

Investments held in Trust Account	51,171,024	165,653,149
TOTAL ASSETS	$51,529,560	$165,959,208

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$124,224	$114,659
Due to related party	376,451	286,451
Excise tax payable	2,122,813	967,916
Income tax payable	127,082	—
Promissory note, net of discount	141,940	—
Related party loans	2,425,000	2,025,000
Total current liabilities	5,317,510	3,394,026

Deferred advisory fee	1,155,000	1,155,000
Total liabilities	6,472,510	4,549,026

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,757,884 and 15,630,150 issued and outstanding shares at a redemption value of $10.72 and $10.60 per share as of March 31, 2024 and December 31, 2023, respectively	51,024,842	165,721,882

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 9,591,222 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (net of 4,757,884 and 15,630,150 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	959	959
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	7,307,063	6,984,216
Accumulated deficit	(13,275,814)	(11,296,875)
Total stockholders’ deficit	(5,967,792)	(4,311,700)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$51,529,560	$165,959,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$726,755	$872,897
Loss from operations	(726,755)	(872,897)

Other income (expense):
Interest income earned on investments held in Trust Account	1,020,688	2,696,526
Interest expense	(68,565)	—
Non-redemption agreement expense	(838,825)	—
Total other income, net	113,298	2,696,526

Income (loss) before provision for income taxes	(613,457)	1,823,629
Provision for income taxes	(210,585)	(555,770)
Net income (loss)	$(824,042)	$1,267,859

Basic and diluted weighted average shares outstanding, Class A common stock	16,858,090	25,845,423
Basic and diluted net income (loss) per common stock, Class A common stock	$(0.05)	$0.04

Basic and diluted weighted average shares outstanding, Class B common stock	—	8,615,141
Basic and diluted net income per common stock, Class B common stock	$—	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	9,591,222	$959	—	$—	$6,984,216	$(11,296,875)	$(4,311,700)
Accretion of common stock subject to possible redemption	—	—	—	—	(792,603)	—	(792,603)
Contribution from the Sponsor	—	—	—	—	838,825	—	838,825
Discount on note payable related to subscription shares	—	—	—	—	276,625	—	276,625
Excise taxes on stock redemption	—	—	—	—	—	(1,154,897)	(1,154,897)
Net loss	—	—	—	—	—	(824,042)	(824,042)
Balance as of March 31, 2024 (Unaudited)	9,591,222	$959	—	$—	$7,307,063	$(13,275,814)	$(5,967,792)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,048,355)	(2,048,355)
Net income	—	—	—	—	—	1,267,859	1,267,859
Balance as of March 31, 2023 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(9,282,272)	$(9,281,313)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(824,042)	$1,267,859
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on investments held in Trust Account	(1,020,688)	(2,696,526)
Non-redemption agreement expense	838,825	—
Interest expense	68,565	—
Changes in operating assets and liabilities:
Prepaid expenses	(28,870)	(2,960)
Prepaid income taxes	83,503	—
Due to related party	90,000	—
Accounts payable and accrued expenses	9,565	(305)
Income tax payable	127,082	555,770
Net cash used in operating activities	(656,060)	(876,162)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	13,170	—
Cash withdrawn from Trust Account in connection with redemption	115,489,643	120,486
Net cash provided by investing activities	115,502,813	120,486

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	400,000	750,000
Proceeds from promissory note	350,000	—
Redemption of common stock	(115,489,643)	—
Net cash (used in) provided by financing activities	(114,739,643)	750,000

Net Change in Cash	107,110	(5,676)
Cash – Beginning of period	29,844	72,753
Cash – End of period	$136,954	$67,077

Supplemental disclosure of noncash investing and financing activities:
Excise tax on stock redemption	$1,154,897	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

Following the closing of the Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $251,180,354 ($10.10 per Unit) was initially placed in a Trust Account (“Trust Account”). The proceeds are invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except for any interest income released to the Company to pay franchise and income taxes and up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released from the Trust Account until the earlier of (i) the consummation of the initial Business Combination; (ii) the redemption of the public shares if the Company is unable to consummate a Business Combination by December 20, 2024 (the “Completion Window”); or (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Completion Window, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On January 17, 2024, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting that was held on January 19, 2024. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,112,500 Investor Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the January Charter Amendment, an initial business combination or liquidation of the Company.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $136,954 in cash and a working capital deficit of $4,958,974. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. At March 31, 2024 and December 31, 2023, $2,425,000 and $2,025,000 of Working Capital Loans were outstanding, respectively.

Subscription Agreement

On January 3, 2024, the Company entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), Emerald ESG Sponsor LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), to cover working capital requirements of the Company and costs related to a possible extension of the Company’s trust liquidation date (the “Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Capital Contribution”). An initial capital call of $350,000 took place within five (5) business days of the signing of the Subscription Agreement, and a second capital call of $200,000 took place on April 2, 2024.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

At March 31, 2024 and December 31, 2023, $350,000 and $0 was outstanding on the promissory note, gross of the discount, under the subscription agreement, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 26, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

MARCH 31, 2024

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of March 31, 2024 and December 31, 2023, the Company had $136,954 and $29,844 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, the Company had $51,171,024 and $165,653,149 in investments held in the Trust Account which was invested in BLF Treasury Trust Fund. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock:
Numerator:
Allocation of net income (loss)	$(824,042)	$—	$950,894	$316,965
Denominator:
Weighted-average shares outstanding	16,858,090	—	25,845,423	8,615,141
Basic and diluted net income per common stock	$(0.05)	$—	$0.04	$0.04

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 4,757,884 and 15,630,150 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 34.33% and (30.48%) for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

On September 19, 2023, in connection with the approval of the Charter Amendment at the Meeting, the Company’s stockholders exercised their right to redeem 9,239,192 shares for a total of $96,791,644. On January 19, 2024, in connection with the approval of the January Charter Amendment at the January Meeting the Company’s stockholders exercised their right to redeem 10,872,266 shares for a total of $115,489,643. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2024, and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2024, the Company recorded $2,122,813 of excise tax liability calculated as 1% of shares redeemed on September 19, 2023 and 1% of the shares redeemed on January 19, 2024.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, the common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	253,814,255
Less:
Redemption of shares	(96,791,644)
Plus:
Accretion of carrying value to redemption value	8,699,271
Class A common stock subject to possible redemption, December 31, 2023	$165,721,882
Less:
Redemption of shares	(115,489,643)
Plus:
Accretion of carrying value to redemption value	792,603
Class A common stock subject to possible redemption, March 31, 2024 (unaudited)	$51,024,842

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Promissory Note — Related Party

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of March 31, 2024 and December 31, 2023, there was $2,425,000 and $2,025,000 outstanding under the Promissory Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. On January 13, 2023, the Sponsor agreed to loan the Company up to an aggregate principal amount of $3,000,000 pursuant to the Promissory Note (as amended on October 16, 2023) described above. At March 31, 2024 and December 31, 2023, $2,425,000 and $2,025,000 of such Working Capital Loans were outstanding, respectively.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $90,000 and $90,000 for the administrative support services, respectively. As of March 31, 2024 and December 31, 2023, $376,451 and $286,451 of administrative support services was included in Due to related party in the accompanying condensed balance sheets, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Underwriting Agreement

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering and exercise of the over-allotment, or $4,973,868. Additionally, the underwriter was initially entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $8,704,270, of the Public Offering and exercise of the over-allotment upon the completion of the Company’s initial Business Combination. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, the Company recorded $8,704,270 to additional paid-in capital in relation to the waiver of the deferred underwriter fee in the accompanying condensed balance sheets.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

On January 17, 2024, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting that was held on January 19, 2024. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,112,500 Investor Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the January Charter Amendment, an initial business combination or liquidation of the Company. The Company evaluated the classification and accounting of the issuance of the Class A Shares under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. The Company concluded that the monetary value of the obligation is a known and fixed amount at inception as the monetary value of the obligation will be defined and provided to each investor with the final number of Investor Shares stated in the non-redemption agreements. Therefore, the settlement terms of the non-redemption agreement (i.e., number of shares held by the holder) is considered an input into a fixed-for-fixed contract and the shares issued will be recorded in equity. The Company estimated the aggregate fair value of the 1,112,500 Investor Shares attributable to the non-redeeming shareholders to be $838,825 or $0.754 per share. The fair value of the Investor Shares was recorded as an expense with a corresponding credit to additional paid-in capital.

Subscription Agreement

The Company evaluated the accounting for the Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity”. The Company concluded that the subscription shares to be issued as part of the bundled transaction are classified and accounted for as equity. Therefore, the proceeds are required to be allocated based on the relative fair values of the base instrument of the investment amount and the Common Stock in accordance with the guidance in ASC 470 “Debt.” At March 31, 2024 and December 31, 2023, $350,000 and $0 were outstanding under promissory note of the subscription agreement, respectively.

The table below summarizes the outstanding promissory note under the Subscription Agreement as of March 31, 2024:

Principal value of promissory note	$350,000
Debt discount, net of amortization	(208,060)
Promissory note	$141,940

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. As of March 31, 2024 and December 31, 2023, there were 14,349,106 and 25,221,372 shares of Class A common stock issued and outstanding, respectively, of which 4,757,884 shares and 15,630,150 shares are subject to possible redemption, respectively, and thus classified as temporary equity.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Following the Meeting on September 19, 2023, the Sponsor determined to convert all of the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis. As of March 31, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding, respectively, of which 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

Warrants

As of both March 31, 2024 and December 31, 2023, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$51,171,024	$51,171,024	$—	$—
Liability:
Note payable, net of discount	$141,940	$—	$—	$141,940

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$165,653,149	$165,653,149	$—	$—
Liability:
Note payable, net of discount	$—	$—	$—	$—

Note payable

The note payable was valued using the standard closed-form Black Scholes model which is considered to be a Level 3 fair value measurement.

The key inputs into the Black Scholes model for the note payable was as follows at March 31, 2024:

Input	March 31, 2024
Risk-free interest rate	3.90%
Term (in years)	5.0
Probability of de-SPAC	20.0%
Exercise price	$11.50
Public Warrant Price	$0.053

There were no transfers between Levels 1, 2 and 3 during the periods ended March 31, 2024 and December 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet dates up to the date that the condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Subscription Agreement

On April 2, 2024, Polar contributed a $200,000 Capital Contribution pursuant to the Subscription Agreement.

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

Recent Developments

On September 19, 2023, we held a special meeting of our stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding. As of March 31, 2024, we recorded $967,916 of excise tax liability calculated as 1% of the shares redeemed on September 19, 2023.

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

Between January 9 and 17, 2024, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting. In exchange for the foregoing commitments not to redeem public shares, we agreed to issue or cause to be issued an aggregate of 1,112,500 Class A Shares at the time of our initial business combination.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through March 31, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $824,042, which consisted of interest income earned on investments held in Trust Account of $1,020,688, offset by general and administrative expenses of $726,755, non-redemption agreement expense of $838,825, interest expense of $68,565 and provision for income tax of $210,585.

For the three months ended March 31, 2023, we had net income of $1,267,859, which consisted of interest income earned on investments held in Trust Account of $2,696,526, offset by general and administrative expenses of $872,897 and provision for income taxes of $555,770.

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

Following the Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $251,180,354 ($10.10 per Unit) was initially placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

As of March 31, 2024, we had $136,954 in cash held outside of trust and a working capital deficit of $4,958,974. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note which was repaid on December 31, 2021.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor originally agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note. On October 16, 2023, the Company and the Sponsor amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. (described in Note 5). At March 31, 2024 and December 31, 2023, $2,425,000 and $2,025,000 of such Working Capital Loans were outstanding, respectively.

As of March 31, 2024, we had cash, investments and marketable securities held in the Trust Account of $51,171,024. On September 19, 2023, we held the Meeting at which the Company’s stockholders approved (A) the Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. On January 19, 2024, we held a special meeting of our stockholders (the “January Meeting”) at which the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

On January 3, 2024, we entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), Emerald ESG Sponsor LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), to cover working capital requirements of the Company and costs related to a possible extension of the Company’s trust liquidation date (the “Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Capital Contribution”). An initial capital call of $350,000 took place within five (5) business days of the signing of the Subscription Agreement, and a second capital call of $200,000 took place on April 2, 2024.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2024, we withdrew $13,170 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2024 and 2023, we incurred $90,000 and $90,000 for the administrative support services. As of March 31, 2024, $376,451 of the administrative support fees are in accrued expenses in the accompanying condensed balance sheets.

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

The underwriter earned a cash underwriting discount of two percent (2%) of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $4,973,868. Additionally, the underwriter was entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Units sold in the Public Offering and pursuant to the over-allotment option, or $8,704,270. The deferred underwriting discount was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, the Company recorded $8,704,270 to additional paid-in capital in relation to the waiver of the deferred underwriter fee in the accompanying condensed balance sheets.

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. We paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, upon the closing of the Public Offering. We also intend to engage CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. The underwriter had agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been reflected in the accompanying condensed balance sheets. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, we reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses in the accompanying condensed statements of operations.

Critical Accounting Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We have identified the following as our critical accounting estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 4,757,884 and 15,630,150 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets, respectively.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

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

Of the gross proceeds received from the Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $251,180,354 was initially placed in the Trust Account. In connection with the Meeting, the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. In connection with the January Meeting, the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643.

We paid a total of $4,973,868 in underwriting discounts and commissions and $503,430 for other costs and expenses related to the Public Offering. In addition, the underwriter agreed to defer $8,704,270 in underwriting discounts and commissions , which would be payable only upon consummation of an initial business combination. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any business combination.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Subscription Agreement, dated January 3, 2024, by, between and among Polar Multi-Strategy Master Fund, FTAC Emerald Acquisition Corp., Emerald ESG Sponsor LLC, Emerald ESG Advisors, LLC, Emerald ESG Funding, LLC and, solely for the purposes of Section 1.5.2, Cohen Circle, LLC.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 8, 2024

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC EMERALD ACQUISITION CORP.

Date: May 14, 2024	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)