Form 10-Q
period 2024-06-30
FTAC Emerald Acquisition Corp.
filed 2024-08-09
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41168

FTAC EMERALD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2170416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 701-9555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMLD	Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	EMLDW	Nasdaq Capital Market
Units, each consisting of one share of Class A common stock and one- half of one redeemable warrant	EMLDU	Nasdaq Capital Market

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

As of August 9, 2024, there were 14,349,106 shares of Class A common stock, $0.0001 par value, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$109,206	$29,844
Prepaid expenses	135,635	192,712
Prepaid income taxes	5,476	83,503
Total current assets	250,317	306,059

Investments held in Trust Account	51,511,443	165,653,149
Total assets	$51,761,760	$165,959,208

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit Current liabilities:
Accounts payable and accrued expenses	$40,693	$114,659
Due to related party	466,451	286,451
Excise tax payable	2,122,813	967,916
Promissory note, net of discount	310,489	—
Related party loans	2,675,000	2,025,000
Total current liabilities	5,615,446	3,394,026

Deferred advisory fee	1,155,000	1,155,000
Total liabilities	6,770,446	4,549,026

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,757,884 and 15,630,150 issued and outstanding shares at a redemption value of $10.82 and $10.60 per share as of June 30, 2024 and December 31, 2023, respectively	51,478,519	165,721,882

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 9,591,222 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (net of 4,757,884 and 15,630,150 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	959	959
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	7,011,457	6,984,216
Accumulated deficit	(13,499,621)	(11,296,875)
Total stockholders’ deficit	(6,487,205)	(4,311,700)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$51,761,760	$165,959,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$626,004	$694,546	$1,352,759	$1,567,443
Loss from operations	(626,004)	(694,546)	(1,352,759)	(1,567,443)

Other income (expense):
Interest income earned on investments held in Trust Account	664,259	3,052,686	1,684,947	5,749,212
Interest expense	(126,620)	—	(195,185)	—
Non-redemption agreement expense	—	—	(838,825)	—
Total other income, net	537,639	3,052,686	650,937	5,749,212

(Loss) Income before provision for income taxes	(88,365)	2,358,140	(701,822)	4,181,769
Provision for income taxes	(135,442)	(630,565)	(346,027)	(1,186,335)
Net (loss) income	$(223,807)	$1,727,575	$(1,047,849)	$2,995,434

Basic and diluted weighted average shares outstanding, Class A common stock	14,349,106	25,845,423	15,603,598	25,845,423
Basic and diluted net (loss) income per common stock, Class A common stock	$(0.02)	$0.05	$(0.07)	$0.09

Basic and diluted weighted average shares outstanding, Class B common stock	—	8,615,141	—	8,615,141
Basic and diluted net income (loss) per common stock, Class B common stock	$—	$0.05	$—	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	9,591,222	$959	—	$—	$6,984,216	$(11,296,875)	$(4,311,700)
Accretion of common stock subject to possible redemption	—	—	—	—	(792,603)	—	(792,603)
Contribution from the Sponsor	—	—	—	—	838,825	—	838,825
Discount on note payable related to subscription shares	—	—	—	—	276,625	—	276,625
Excise taxes on stock redemption	—	—	—	—	—	(1,154,897)	(1,154,897)
Net loss	—	—	—	—	—	(824,042)	(824,042)
Balance as of March 31, 2024 (Unaudited)	9,591,222	$959	—	$—	$7,307,063	$(13,275,814)	$(5,967,792)
Accretion of common stock subject to possible redemption	—	—	—	—	(453,677)	—	(453,677)
Discount on note payable related to subscription shares	—	—	—	—	158,071	—	158,071
Net loss	—	—	—	—	—	(223,807)	(223,807)
Balance as of June 30, 2024 (Unaudited)	9,591,222	$959	—	$—	$7,011,457	$(13,499,621)	$(6,487,205)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,048,355)	(2,048,355)
Net income	—	—	—	—	—	1,267,859	1,267,859
Balance as of March 31, 2023 (Unaudited)	976,081	98	8,615,141	861	—	(9,282,272)	(9,281,313)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,372,121)	(2,372,121)
Net income	—	—	—	—	—	1,727,575	1,727,575
Balance as of June 30, 2023 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(9,926,818)	$(9,925,859)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,047,849)	$2,995,434
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in trust account	(1,684,947)	(5,749,212)
Non-redemption agreement expense	838,825	—
Interest expense	195,185	—
Changes in operating assets and liabilities:
Prepaid expenses	57,077	111,977
Prepaid income taxes	78,027	—
Due to related party	180,000	—
Accounts payable and accrued expenses	(73,966)	70,085
Income tax payable	—	(330,665)
Net cash used in operating activities	(1,457,648)	(2,902,381)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	115,489,643	—
Cash withdrawn from Trust Account to pay franchise and income taxes	337,010	1,700,526
Net cash provided by investing activities	115,826,653	1,700,526

Cash Flows from Financing Activities:
Proceeds from promissory note	550,000	—
Proceeds from related party loans	650,000	1,275,000
Redemption of common stock	(115,489,643)	—
Net cash (used in) provided by financing activities	(114,289,643)	1,275,000

Net Change in Cash	79,362	73,145
Cash – Beginning of period	29,844	72,753
Cash – End of period	$109,206	$145,898

Supplemental disclosure of noncash investing and financing activities:
Cash paid for income taxes	$268,000	$1,517,000
Excise tax on stock redemption	$1,154,897	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

JUNE 30, 2024

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

Between September 7 and 15, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 shares of Class A common stock at the time of the Company’s initial business combination (“Investor Shares”).

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

Between January 9 and 17, 2024, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,112,500 Investor Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act (as defined below) upon a redemption of public shares, including in connection with the January Charter Amendment, an initial business combination or liquidation of the Company.

On June 28, 2024, the Company’s securities were transferred to the Nasdaq Capital Market at the opening of business.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $109,206 in cash and a working capital deficit of $5,365,129. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of June 30, 2024 and December 31, 2023, $2,675,000 and $2,025,000 of Working Capital Loans were outstanding, respectively.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, $550,000 and $0 was outstanding on the promissory note, gross of the discount, under the subscription agreement, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 26, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

As of June 30, 2024 and December 31, 2023, the Company had $109,206 and $29,844 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of June 30, 2024 and December 31, 2023, the Company had $51,511,443 and $165,653,149 in investments held in the Trust Account invested in BLF Treasury Trust Fund. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Net (Loss) Income Per Common Stock

The Company historically had two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the Public Offering and the Private Placement to purchase an aggregate of 12,922,712 shares of its Class A common stock in the calculation of diluted net (loss) income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock. The redemption feature for the common shares equals fair value, and therefore does not create a different class of shares or require an adjustment to the earnings per share calculation. The redemption at fair value does not represent an economic benefit to the holders that is different from what is received by other stockholders, because the shares could be sold on the open market. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates the fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income	$(223,807)	$—	$1,295,681	$431,894	$(1,047,849)	$—	$2,246,575	$748,859
Denominator:
Weighted-average shares outstanding	14,349,106	—	25,845,423	8,615,141	15,603,598	—	25,845,423	8,615,141
Basic and diluted net (loss) income per common stock	$(0.02)	$—	$0.05	$0.05	$(0.07)	$—	$0.09	$0.09

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 4,757,884 and 15,630,150 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 153.28% and (49.30%) for the three and six months ended June 30, 2024, respectively, and (26.74)% and (28.37)% for the three and six months ended June 30, 2023. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On September 19, 2023, in connection with the approval of the Charter Amendment at the Meeting, the Company’s stockholders exercised their right to redeem 9,239,192 shares for a total of $96,791,644. On January 19, 2024, in connection with the approval of the January Charter Amendment at the January Meeting, the Company’s stockholders exercised their right to redeem 10,872,266 shares for a total of $115,489,643. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2024, and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2024, the Company recorded $2,122,813 of excise tax liability calculated as 1% of shares redeemed on September 19, 2023 and 1% of the shares redeemed on January 19, 2024.

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax.  Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation.  If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

All of the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity,” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent deficit.

As of June 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	253,814,255
Less:
Redemption of shares	(96,791,644)
Plus:
Accretion of carrying value to redemption value	8,699,271
Class A common stock subject to possible redemption, December 31, 2023	$165,721,882
Less:
Redemption of shares	(115,489,643)
Plus:
Accretion of carrying value to redemption value	1,246,280
Class A common stock subject to possible redemption, June 30, 2024 (unaudited)	$51,478,519

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

JUNE 30, 2024

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

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of June 30, 2024 and December 31, 2023, there was $2,675,000 and $2,025,000 outstanding under the Promissory Note, respectively.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024 the Company incurred $90,000 and $180,000 for the administrative support services, respectively. For the three and six months ended June 30, 2023, the Company incurred $90,000 and $180,000, respectively, for the administrative support services. As of June 30, 2024 and December 31, 2023, $466,451 and $286,451 of administrative support services was included in due to related party in the accompanying condensed balance sheets, respectively.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. The underwriter had agreed to reimburse the Company for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been recorded. On October 18, 2023, the Company entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, the Company reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses as of December 31, 2023.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Non-redemption Agreements

Between September 7 and 15, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting that was held on September 19, 2023. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 Class A Shares at the time of the Company’s initial business combination (“Investor Shares”). In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Charter Amendment, an initial business combination or liquidation of the Company. The Company evaluated the classification and accounting of the issuance of the Investor Shares under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. The Company concluded that the monetary value of the obligation is a known and fixed amount at inception as the monetary value of the obligation will be defined and provided to each investor with the final number of Investor Shares stated in the non-redemption agreements. Therefore, the settlement terms of the non-redemption agreement (i.e., number of shares held by the holder) is considered an input into a fixed-for-fixed contract and the shares issued will be recorded in equity. The Company estimated the aggregate fair value of the 1,610,000 Investor Shares attributable to the non-redeeming shareholders to be $708,400 or $0.44 per share. The fair value of the Investor Shares was recorded as an expense with a corresponding credit to additional paid-in capital. The fair value was determined based on an application of a binomial/lattice model which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial/lattice model for the Investor Shares were as follows at September 30, 2023:

Input	September 30, 2023
Risk-free interest rate	4.6%
Term (in years)	5.1
Volatility	10.0%
Exercise price	$11.50
Asset Price	$10.46

On January 17, 2024, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting that was held on January 19, 2024. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,112,500 Investor Shares. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the January Charter Amendment, an initial business combination or liquidation of the Company. The Company evaluated the classification and accounting of the issuance of the Investor Shares under ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. The Company concluded that the monetary value of the obligation is a known and fixed amount at inception as the monetary value of the obligation will be defined and provided to each investor with the final number of Investor Shares stated in the non-redemption agreements. Therefore, the settlement terms of the non-redemption agreement (i.e., number of shares held by the holder) is considered an input into a fixed-for-fixed contract and the shares issued will be recorded in equity. The Company estimated the aggregate fair value of the 1,112,500 Investor Shares attributable to the non-redeeming shareholders to be $838,825 or $0.754 per share. The fair value of the Investor Shares was recorded as an expense with a corresponding credit to additional paid-in capital. The fair value was determined using the standard closed-form Black Scholes model which is considered to be a Level 3 fair value measurement.

The key inputs into the Black Scholes model for the Investor Shares were as follows at January 3, 2024:

Input	January 3, 2024
Risk-free interest rate	3.90%
Term (in years)	5.0
Probability of de-SPAC	20.0%
Exercise price	$11.50
Public Warrant Price	$0.053

Subscription Agreement

The Company evaluated the accounting for the Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity”. The Company concluded that the subscription shares to be issued as part of the bundled transaction are classified and accounted for as equity. Therefore, the proceeds are required to be allocated based on the relative fair values of the base instrument of the investment amount and the Common Stock in accordance with the guidance in ASC 470 “Debt.” At June 30, 2024 and December 31, 2023, $550,000 and $0 were outstanding under the promissory note of the subscription agreement, respectively.

On April 2, 2024, Polar contributed a $200,000 Capital Contribution pursuant to the Subscription Agreement.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The table below summarizes the outstanding promissory note under the Subscription Agreement as of June 30, 2024:

Principal value of promissory note January 13, 2024	$350,000
Principal value of promissory note April 2, 2024	200,000
Debt discount, net of amortization	(239,511)
Promissory note, net of discount	$310,489

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. As of June 30, 2024 and December 31, 2023, there were 14,349,106 and 25,221,372 shares of Class A common stock issued and outstanding, respectively, of which 4,757,884 shares and 15,630,150 shares are subject to possible redemption, respectively, and thus classified as temporary equity.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Following the Meeting on September 19, 2023, the Sponsor determined to convert all of the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis. As of June 30, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding, respectively. 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

Warrants

As of June 30, 2024 and December 31, 2023, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$51,511,443	$51,511,443	$—	$—
Liability:
Promissory Note, net of discount	$310,489	$—	$—	$310,489

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$165,653,149	$165,653,149	$—	$—
Liability:
Note payable, net of discount	$—	$—	$—	$—

Promissory note

The note payable was valued using the standard closed-form Black Scholes model which is considered to be a Level 3 fair value measurement.

The key inputs into the Black Scholes model for the promissory note were as follows at January 3, 2024:

Input	January 3, 2024
Risk-free interest rate	3.90%
Term (in years)	5.0
Probability of de-SPAC	20.0%
Exercise price	$11.50
Public Warrant Price	$0.053

The following table presents the changes in the fair value of the Level 3 note payable:

Fair value as of December 31, 2023	$-
Initial value	550,000
Discount on promissory note, net of amortization	(239,511)
Fair value as of June 30, 2024	310,489

There were no transfers between Levels 1, 2 and 3 during the periods ended June 30, 2024 and December 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet dates up to the date that the condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 24, 2024, the Company and Fold, Inc. (“Fold”) announced that they have entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, EMLD Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Fold, pursuant to which, among other things, Merger Sub will be merged with and into Fold with Fold surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

For a description of the Business Combination and certain agreements executed in connection therewith, see Form 8-K filed July 24, 2024.

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

Recent Developments

On September 19, 2023, we held a special meeting of our stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding. As of June 30, 2024, we recorded $2,122,813 of excise tax liability calculated as 1% of the shares redeemed on September 19, 2023 and January 19, 2024.

Between September 7 and 15, 2023, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting. In exchange for the foregoing commitments not to redeem public shares, the Company has agreed to issue or cause to be issued an aggregate of 1,610,000 Class A Shares at the time of the Company’s initial business combination. In addition, the Company has agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Charter Amendment, an initial business combination or liquidation of the Company.

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

On January 17, 2024, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the January Meeting. In exchange for the foregoing commitments not to redeem public shares, we agreed to issue or cause to be issued an aggregate of 1,112,500 Class A Shares at the time of our initial business combination.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $223,807, which consisted of general and administrative expenses of $626,004, interest expense of $126,620 and provision for income tax of $135,442, offset by interest income earned on investments held in Trust Account of $664,259.

For the six months ended June 30, 2024, we had a net loss of $1,047,849, which consisted of general and administrative expenses of $1,352,759, interest expense of $195,185, provision for income tax of $346,027 and non-redemption agreement expense of $838,825, offset by interest income earned on investments held in Trust Account of $1,684,947.

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

As of June 30, 2024, we had $109,206 in cash held outside of trust and a working capital deficit of $5,365,129. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note which was repaid on December 31, 2021.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor originally agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note. On October 16, 2023, the Company and the Sponsor amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000 (described in Note 5). At June 30, 2024 and December 31, 2023, $2,675,000 and $2,025,000 of such Working Capital Loans were outstanding, respectively.

As of June 30, 2024, we had cash, investments and marketable securities held in the Trust Account of $51,511,443. On September 19, 2023, we held the Meeting at which the Company’s stockholders approved (A) the Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. On January 19, 2024, we held the January Meeting at which the Company’s stockholders approved (A) the January Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the January Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2024, we withdrew $337,010 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the six months ended June 30, 2024, we incurred $180,000 for the administrative support services. As of June 30, 2024, $466,452 of the administrative support fees are in accrued expenses in the accompanying condensed balance sheets.

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

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. We paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, upon the closing of the Public Offering. We also intend to engage CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. The underwriter had agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been reflected in the accompanying condensed balance sheets. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, we reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses as of December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We have identified the following as our critical accounting policies and estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 4,757,884 and 15,630,150 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets, respectively.

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

Net (Loss) Income Per Common Share

We historically had two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. We have not considered the effect of the warrants in the calculation of diluted net (loss) income per share, if any, since their exercise is contingent upon future events. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

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

FTAC EMERALD ACQUISITION CORP.

Date: August 9, 2024	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)