Form 10-Q
period 2024-09-30
FTAC Emerald Acquisition Corp.
filed 2024-11-12
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41168

FTAC EMERALD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2170416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 701-9555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FLD	Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	FLDDW	Nasdaq Capital Market
Units, each consisting of one share of Class A common stock and one- half of one redeemable warrant	FLDDU	Nasdaq Capital Market

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

As of November 12, 2024, there were 14,349,106 shares of Class A common stock, $0.0001 par value, and 0 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FTAC EMERALD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$20,439	$29,844
Prepaid expenses	114,312	192,712
Prepaid income taxes	25,134	83,503
Total current assets	159,885	306,059

Investments held in Trust Account	51,996,271	165,653,149
Total assets	$52,156,156	$165,959,208

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$289,103	$114,659
Due to related party	556,451	286,451
Excise tax payable	2,122,813	967,916
Promissory note, net of discount	438,501	—
Related party loans	3,000,000	2,025,000
Total current liabilities	6,406,868	3,394,026

Deferred advisory fee	1,155,000	1,155,000
Total liabilities	7,561,868	4,549,026

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,757,884 and 15,630,150 issued and outstanding shares at a redemption value of $10.96 and $10.60 per share as of September 30, 2024 and December 31, 2023, respectively	51,996,271	165,721,882

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 9,591,222 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (net of 4,757,884 and 15,630,150 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	959	959
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	6,493,705	6,984,216
Accumulated deficit	(13,896,647)	(11,296,875)
Total stockholders’ deficit	(7,401,983)	(4,311,700)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$52,156,156	$165,959,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$801,420	$683,551	$2,154,179	$2,250,994
Loss from operations	(801,420)	(683,551)	(2,154,179)	(2,250,994)

Other income (expense):
Interest income earned on investments held in Trust Account	668,748	3,278,712	2,353,695	9,027,924
Interest expense	(128,012)	—	(323,197)	—
Non-redemption agreement expense	—	(708,400)	(838,825)	(708,400)
Total other income, net	540,736	2,570,312	1,191,673	8,319,524

(Loss) Income before provision for income taxes	(260,684)	1,886,761	(962,506)	6,068,530
Provision for income taxes	(136,342)	(680,171)	(482,369)	(1,866,506)
Net (loss) income	$(397,026)	$1,206,590	$(1,444,875)	$4,202,024

Basic and diluted weighted average shares outstanding, Class A common stock	14,349,106	26,386,023	15,182,382	26,026,286
Basic and diluted net (loss) income per common stock, Class A common stock	$(0.03)	$0.04	$(0.10)	$0.12

Basic and diluted weighted average shares outstanding, Class B common stock	—	7,668,422	—	8,298,408
Basic and diluted net income per common stock, Class B common stock	$—	$0.04	$—	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	9,591,222	$959	—	$—	$6,984,216	$(11,296,875)	$(4,311,700)
Accretion of common stock subject to possible redemption	—	—	—	—	(792,603)	—	(792,603)
Contribution from the Sponsor	—	—	—	—	838,825	—	838,825
Discount on note payable related to subscription shares	—	—	—	—	276,625	—	276,625
Excise taxes on stock redemption	—	—	—	—	—	(1,154,897)	(1,154,897)
Net loss	—	—	—	—	—	(824,042)	(824,042)
Balance as of March 31, 2024 (Unaudited)	9,591,222	$959	—	$—	$7,307,063	$(13,275,814)	$(5,967,792)
Accretion of common stock subject to possible redemption	—	—	—	—	(453,677)	—	(453,677)
Discount on note payable related to subscription shares	—	—	—	—	158,071	—	158,071
Net loss	—	—	—	—	—	(223,807)	(223,807)
Balance as of June 30, 2024 (Unaudited)	9,591,222	$959	—	$—	$7,011,457	$(13,499,621)	$(6,487,205)
Accretion of common stock subject to possible redemption	—	—	—	—	(517,752)	—	(517,752)
Net loss	—	—	—	—	—	(397,026)	(397,026)
Balance as of September 30, 2024 (Unaudited)	9,591,222	$959	—	$—	$6,493,705	$(13,896,647)	$(7,401,983)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,048,355)	(2,048,355)
Net income	—	—	—	—	—	1,267,859	1,267,859
Balance as of March 31, 2023 (Unaudited)	976,081	98	8,615,141	861	—	(9,282,272)	(9,281,313)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,372,121)	(2,372,121)
Net income	—	—	—	—	—	1,727,575	1,727,575
Balance as of June 30, 2023 (Unaudited)	976,081	$98	8,615,141	$861	$—	$(9,926,818)	$(9,925,859)
Accretion of common stock subject to possible redemption	—	—	—	—	—	(2,558,741)	(2,558,741)
Excise tax on stock redemption						(967,916)	(967,916)
Conversion of Class B common stock to Class A common stock	8,615,141	861	(8,615,141)	(861)	—	—	—
Contribution for non-redemption agreements						708,400	(708,400)
Net income	—	—	—	—	—	1,206,590	1,206,590
Balance as of September 30, 2023 (Unaudited)	9,591,222	$959	—	$—	$—	$(11,538,485)	$(11,537,526)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,444,875)	$4,202,024
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned on investments held in trust account	(2,353,695)	(9,027,924)
Non-redemption agreement expense	838,825	708,400
Interest expense	323,197	—
Changes in operating assets and liabilities:
Prepaid expenses	78,400	152,849
Prepaid income taxes	58,369	(51,084)
Due to related party	270,000	—
Accounts payable and accrued expenses	174,444	335,969
Income tax payable	—	(359,410)
Net cash used in operating activities	(2,055,335)	(4,039,176)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	115,489,643	96,791,644
Cash withdrawn from Trust Account to pay franchise and income taxes	520,930	2,492,046
Net cash provided by investing activities	116,010,573	99,283,690

Cash Flows from Financing Activities:
Proceeds from promissory note	550,000	—
Proceeds from related party loans	975,000	1,500,000
Redemption of common stock	(115,489,643)	(96,791,644)
Net cash used in financing activities	(113,964,643)	(95,291,644)

Net Change in Cash	(9,405)	(47,130)
Cash – Beginning of period	29,844	72,753
Cash – End of period	$20,439	$25,623

Supplemental disclosure of noncash investing and financing activities:
Cash paid for income taxes	$424,000	$2,277,000
Excise tax on stock redemption	$1,154,897	$967,916

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 19, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the Public Offering (the “Public Offering” or “IPO”), and efforts in identifying a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering placed in the Trust Account.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

On July 24, 2024, the Company and Fold, Inc. (“Fold”) announced that they have entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, EMLD Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Fold, pursuant to which, among other things, Merger Sub will be merged with and into Fold with Fold surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”) (Note 6).

Liquidity and Going Concern

As of September 30, 2024, the Company had $20,439 in cash and a working capital deficit of $6,159,733. Prior to the completion of the Company’s IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. As of September 30, 2024 and December 31, 2023, $3,000,000 and $2,025,000 of Working Capital Loans were outstanding, respectively.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of September 30, 2024 and December 31, 2023, there was $3,000,000 and $2,025,000 outstanding under the Promissory Note, respectively.

The Company will need to raise additional capital through loans or additional investments from the Initial Stockholders or its officers, directors or their affiliates. The Initial Stockholders and the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 20, 2024 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to December 20, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 20, 2024.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Subscription Agreement

On January 3, 2024, the Company entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), Emerald ESG Sponsor, LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), to cover working capital requirements of the Company and costs related to a possible extension of the Company’s trust liquidation date (the “Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Capital Contribution”). An initial capital call of $350,000 took place within five (5) business days of the signing of the Subscription Agreement, and a second capital call of $200,000 took place on April 2, 2024.

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

As of September 30, 2024 and December 31, 2023, $550,000 and $0 was outstanding on the promissory note, gross of the discount, under the subscription agreement, respectively.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 26, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future periods.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Cash and Cash Equivalents

As of September 30, 2024 and December 31, 2023, the Company had $20,439 and $29,844 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

As of September 30, 2024 and December 31, 2023, the Company had $51,996,271 and $165,653,149 in investments held in the Trust Account invested in BLF Treasury Trust Fund. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income	$(397,026)	$—	$934,889	$271,701	$(1,444,875)	$—	$3,186,134	$1,015,890
Denominator:
Weighted-average shares outstanding	14,349,106	—	26,386,023	7,668,422	15,182,382	—	26,026,286	8,298,408
Basic and diluted net (loss) income per common stock	$(0.03)	$—	$0.04	$0.04	$(0.10)	$—	$0.12	$0.12

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 4,757,884 and 15,630,150 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax assets had a full valuation allowance recorded against it. The Company’s effective tax rate was 52.3% and 50.12% for the three and nine months ended September 30, 2024, respectively, and (26.21)% and (27.54)% for the three and nine months ended September 30, 2023. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets and merger and acquisition expenses.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On September 19, 2023, in connection with the approval of the Charter Amendment at the Meeting, the Company’s stockholders exercised their right to redeem 9,239,192 shares for a total of $96,791,644. On January 19, 2024, in connection with the approval of the January Charter Amendment at the January Meeting, the Company’s stockholders exercised their right to redeem 10,872,266 shares for a total of $115,489,643. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2024, and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2024, the Company recorded $2,122,813 of excise tax liability calculated as 1% of shares redeemed on September 19, 2023 and 1% of the shares redeemed on January 19, 2024.

On October 31, 2024, the Company filed its 2023 Excise tax return and paid the excise tax of $967,916 related to the share redemptions that occurred during the period from January 1, 2023 to December 31, 2023.

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

All the shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity,” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent deficit.

As of September 30, 2024 and December 31, 2023, the common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds, including over-allotment	$248,693,420
Less:
Proceeds allocated to Public Warrants	(8,264,360)
Class A common stock issuance costs	(13,734,146)
Plus:
Accretion of carrying value to redemption value	27,119,341
Class A common stock subject to possible redemption, December 31, 2022	253,814,255
Less:
Redemption of shares	(96,791,644)
Plus:
Accretion of carrying value to redemption value	8,699,271
Class A common stock subject to possible redemption, December 31, 2023	$165,721,882
Less:
Redemption of shares	(115,489,643)
Plus:
Accretion of carrying value to redemption value	1,764,032
Class A common stock subject to possible redemption, September 30, 2024 (unaudited)	$51,996,271

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares of Class B common stock for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited. On September 19, 2023, the Company held the Meeting where the Company’s stockholders approved an amendment to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024. Following the Meeting, the Sponsor, as the holder of 100% of the Founder Shares, determined to convert all the outstanding Founder Shares into shares of Class A common stock, on a one-for-one basis.

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Promissory Note —Related Party

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

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the IPO. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of September 30, 2024 and December 31, 2023, there was $3,000,000 and $2,025,000 outstanding under the Promissory Note, respectively.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024 the Company incurred $90,000 and $270,000 for the administrative support services, respectively. For the three and nine months ended September 30, 2023, the Company incurred $90,000 and $270,000, respectively, for the administrative support services. As of September 30, 2024 and December 31, 2023, $556,451 and $286,451 of administrative support services was included in due to related party in the accompanying condensed balance sheets, respectively.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Subscription Agreement

The Company evaluated the accounting for the Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity”. The Company concluded that the subscription shares to be issued as part of the bundled transaction are classified and accounted for as equity. Therefore, the proceeds are required to be allocated based on the relative fair values of the base instrument of the investment amount and the Common Stock in accordance with the guidance in ASC 470 “Debt.” At September 30, 2024 and December 31, 2023, $550,000 and $0 were outstanding under the promissory note of the subscription agreement, respectively.

On April 2, 2024 and January 2, 2024, Polar contributed a $200,000 Capital Contribution and a $350,000 Capital Contribution, respectively, pursuant to the Subscription Agreement.

The table below summarizes the outstanding promissory note under the Subscription Agreement as of September 30, 2024:

Principal value of promissory note January 13, 2024	$350,000
Principal value of promissory note April 2, 2024	200,000
Debt discount, net of amortization	(111,499)
Promissory note, net of discount	$438,501

Merger Agreement

On July 24, 2024, the Company and Fold, Inc. announced that they have entered into an Agreement and Plan of Merger by and among the Company, EMLD Merger Sub Inc., a wholly-owned subsidiary of the Company, and Fold, pursuant to which, among other things, Merger Sub will be merged with and into Fold with Fold surviving the merger as a wholly-owned subsidiary of the Company.

As a result of the Transactions, Fold will become a subsidiary of the Company, with the former stockholders of Fold becoming stockholders of the Company.

Consideration

The aggregate consideration to be paid in the Transactions will consist of shares of the Company’s Class A common stock based on Fold’s pre-money equity value of $365 million. In the event the 60-volume weighted average price of Bitcoin as of the day immediately prior to the closing of the Merger (the “Closing”) is greater than $90,000, the aggregated consideration to be paid in the Transactions will be increased by 20% of the increase in value of the amount of Bitcoin in Fold’s treasury as of July 24, 2024, up to a maximum of $54.75 million. There are no other adjustments to the consideration amount contemplated in the Merger Agreement.

For a description of the Business Combination and certain agreements executed in connection therewith, see the Current Report on Form 8-K filed by the Company on July 24, 2024.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. As of September 30, 2024 and December 31, 2023, there were 14,349,106 and 25,221,372 shares of Class A common stock issued and outstanding, respectively, of which 4,757,884 shares and 15,630,150 shares are subject to possible redemption, respectively, and thus classified as temporary equity.

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Following the Meeting on September 19, 2023, the Sponsor determined to convert all of the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis. As of September 30, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding, respectively. 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

Warrants

As of September 30, 2024 and December 31, 2023, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

FTAC EMERALD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$51,996,271	$51,996,271	$—	$—
Liability:
Promissory Note, net of discount	$438,501	$—	$—	$438,501

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$165,653,149	$165,653,149	$—	$—
Liability:
Note payable, net of discount	$—	$—	$—	$—

Promissory note

The note payable was valued using the standard closed-form Black Scholes model which is considered to be a Level 3 fair value measurement.

The key inputs into the Black Scholes model for the promissory note were as follows at January 3, 2024:

Input	January 3, 2024
Risk-free interest rate	3.90%
Term (in years)	5.0
Probability of de-SPAC	20.0%
Exercise price	$11.50
Public Warrant Price	$0.053

The following table presents the changes in the fair value of the Level 3 note payable:

Fair value as of December 31, 2023	$-
Initial value	550,000
Discount on promissory note, net of amortization	(111,499)
Fair value as of September 30, 2024	438,501

There were no transfers between Levels 1, 2 and 3 during the periods ended September 30, 2024 and December 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 25, 2024, the Company issued a promissory note (the “October Note”) to Frontier SPV, LLC (“Frontier”), an affiliate of FTAC Emerald’s sponsors. Pursuant to the October Note, Frontier agreed to loan the Company up to an aggregate principal amount of $2,000,000. The October Note is non-interest bearing and all outstanding amounts under the October Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the October Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the October Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the October Note may be converted into units or shares. On October 25, 2024, the Company borrowed $65,000 under the October Note.

On October 31, 2024, the Company issued a promissory note (the “Tax Note”) to Frontier. Pursuant to the Tax Note, Frontier agreed to loan the Company an aggregate principal amount of $973,116.44, which was used to satisfy the Company’s excise tax liability. The Tax Note is non-interest bearing and all outstanding amounts under the Tax Note will be due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Tax Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Tax Note, the unpaid amounts would be forgiven. No portion of the amounts outstanding under the Tax Note may be converted into units or shares. On October 31, 2024, the Company borrowed the full amount under the Tax Note.

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

Recent Developments

On September 19, 2023, we held a special meeting of our stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (the “Trust Agreement”), to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding. As of September 30, 2024, we recorded $2,122,813 of excise tax liability calculated as 1% of the shares redeemed on September 19, 2023 and January 19, 2024.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after the Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2024 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after the Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on the marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $309,776, which consisted of general and administrative expenses of $801,420, interest expense of $128,012 and provision for income tax of $49,092, offset by interest income earned on investments held in Trust Account of $668,748.

For the nine months ended September 30, 2024, we had a net loss of $1,357,625, which consisted of general and administrative expenses of $2,154,179, interest expense of $323,197, provision for income tax of $395,119 and non-redemption agreement expense of $838,825, offset by interest income earned on investments held in Trust Account of $ 2,353,695.

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

As of September 30, 2024, we had $20,439 in cash held outside of trust and a working capital deficit of $6,159,733. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note which was repaid on December 31, 2021.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. The Sponsor originally agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note. On October 16, 2023, the Company and the Sponsor amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000 (described in Note 5). At September 30, 2024 and December 31, 2023, $3,000,000 and $2,025,000 of such Working Capital Loans were outstanding, respectively.

As of September 30, 2024, we had cash, investments and marketable securities held in the Trust Account of $51,996,271. On September 19, 2023, we held the Meeting at which the Company’s stockholders approved (A) the Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. On January 19, 2024, we held the January Meeting at which the Company’s stockholders approved (A) the January Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the January Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remain outstanding.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2024, we withdrew $520,930 of the interest income from the Trust Account to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the nine months ended September 30, 2024, we incurred $270,000 for the administrative support services. As of September 30, 2024, $556,452 of the administrative support fees are in accrued expenses in the accompanying condensed balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 4,757,884 and 15,630,150 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., FTAC EMLD Merger Sub Inc. and Fold, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on July 25, 2024)
10.1	Promissory Note dated October 25, 2024 made by FTAC Emerald Acquisition Corp. to the order of Frontier SPV, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 25, 2024)
10.2	Promissory Note dated October 31, 2024 made by FTAC Emerald Acquisition Corp. to the order of Frontier SPV, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on November 4, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTAC EMERALD ACQUISITION CORP.

Date: November 12, 2024	By:	/s/ Bracebridge H. Young, Jr.
	Name:	Bracebridge H. Young, Jr.
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Doug Listman
	Name:	Doug Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)