Form 10-K
period 2024-12-31
Fold Holdings, Inc.
filed 2025-03-28
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-41168

FOLD HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2170416
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11201 North Tatum Blvd., Suite 300, Unit 42035 Phoenix, Arizona	85028
(Address of Principal Executive Offices)	(Zip Code)

(866) 365-3277

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FLD	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FLDDW	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $51.3 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 28, 2025, there were 46,888,876 shares of common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

INTRODUCTORY NOTE

FTAC Emerald Acquisition Corp. (“FTAC Emerald” or “EMLD”) was originally incorporated in Delaware on February 19, 2021 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses.

On December 20, 2021, FTAC Emerald consummated an initial public offering, or IPO, following which their units began trading on the Nasdaq Global Market, or the Nasdaq, and upon separation, their Class A common stock and warrants began trading on the Nasdaq.

On July 24, 2024, FTAC Emerald and Fold, Inc. (“Fold”) announced that they entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among FTAC Emerald, EMLD Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Fold, pursuant to which, among other things, Merger Sub will be merged with and into Fold with Fold surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On February 14, 2025, we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of July 24, 2024, or the Merger Agreement, by and among EMLD, EMLD Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of EMLD, or Merger Sub, and Fold, Inc., a Delaware corporation, or Legacy Fold. Pursuant to the terms of the Merger Agreement, we effected a business combination with Legacy Fold through the merger of Merger Sub with and into Legacy Fold, with Legacy Fold surviving as the surviving company and as our wholly-owned subsidiary. We refer to this as the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”. In connection with the closing of the Business Combination, or the Closing, we changed our name to Fold Holdings, Inc. and changed the trading symbols of our common stock and warrants from “FLDD” and “FLDDW,” to “FLD” and “FLDDW,” respectively. In connection with the Closing, any units (which were trading under the symbol “FLDDU”) that had not yet separated, were separated into their component share of common stock and one-half of one warrant to purchase one share of our common stock, and ceased trading. In addition, in connection with the Closing, we reclassified all of our outstanding Class A common stock as common stock.

Unless the context indicates otherwise, the terms “we,” “us” and “our” refer to Fold Holdings, Inc. and our consolidated subsidiaries, references to the “Company” refer to the historical operations of EMLD prior to the Closing and to the combined company and its subsidiaries following the Closing, and references to “Fold” refer to the historical operations of Legacy Fold prior to the Closing and the business of the combined company and its subsidiaries following the Closing. Because we closed the Business Combination after the end of our fiscal year, this Annual Report on Form 10-K principally describes our business and operations following the Closing of the Business Combination, but includes the financial statements of EMLD and related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which describe the business, financial condition, results of operations, liquidity and capital resources of EMLD prior to the Business Combination, and disclosure in “Item 14. Principal Accounting Fees and Services” relates to fees paid in respect of EMLD’s financial statements. Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing an amendment to our Current Report on Form 8-K, initially filed on February 14, 2025, which will include the audited financial statements of Legacy Fold for the year ended December 31, 2024, or the Legacy Fold Audited Financial Statements, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form 8-K for more information.

The information included within Part I of this Annual Report pertains to Fold Holdings, Inc. The financial information included within Part IV of these financial statements relate to legacy FTAC Emerald.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the Business Combination;

●	our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;

●	the ability to maintain the listing of our Common Stock and Warrants on Nasdaq following the Business Combination;

●	the potential liquidity and trading of our public securities;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our business model;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competitors and industry;

●	the impact of health epidemics on our business and the actions we may take in response thereto;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for its operations;

●	our business, expansion plans and opportunities;

●	our success in retaining or recruiting, or changes required in, officers, key employees or directors following the completion of the Business Combination;

●	the size of the addressable markets for our products and services;

●	our expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to the following:

●	Our operating results have and will significantly fluctuate, including due to the highly volatile nature of Bitcoin.

●	We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

●	Our relationships with bank partners in the United States may subject us and our partners to additional regulatory scrutiny.

●	We may be subject to additional regulatory scrutiny and changes in card network rules or standards could adversely affect our business.

●	Our long-term success depends on our ability to develop new and innovative products and services to address and keep pace with the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business, operating results and financial condition could be materially and adversely affected.

●	We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.

●	Bitcoin’s status as a “security” in any relevant jurisdiction, as well as the status of our Bitcoin-related products and services, is subject to a high degree of uncertainty and if we are unable to properly characterize a product or service offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition

●	Loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition.

●	Any significant disruption in our products and services, in our information technology systems, or in blockchain networks related to our business, could result in a loss of customers or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

●	Our or our third-party partners’ failure to safeguard and manage our and our customers’ fiat currencies and Bitcoin could adversely impact our business, operating results, and financial condition.

●	Our and our customers’ Bitcoin could be subject to risk in the event of an insolvency of one of our Bitcoin Service Providers.

●	The theft, loss, or destruction of private keys required to access any Bitcoin may be irreversible. If we or our Bitcoin Service Providers are unable to access private keys for the Bitcoin wallets holding our or our customers’ Bitcoin, or if we or our Bitcoin Service Providers experience a hack or other data loss relating to their ability to access any Bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.

●	If we do not effectively scale our business, or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.

●	Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure Bitcoin-related financial services may not maximize short-term or medium-term financial results.

●	Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

●	Our business could be harmed if we are unable to accurately forecast customer demand for Bitcoin and to adequately manage our Bitcoin balances, including the Bitcoin balances we maintain for our own account or Bitcoin balances that may be maintained for use in our rewards program.

●	Our investments in Bitcoin are subject to volatile market prices and risks of loss.

●	Unfavorable media coverage could negatively affect our business.

●	Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, sanctions violations, tax evasion, and scams. If any of our customers use our products or services to further such illegal activities, our business could be adversely affected.

●	Transferring Bitcoin on the Bitcoin blockchain involves risks, which could result in loss of customer assets or our proprietary assets, customer disputes and other liabilities, which could adversely impact our business.

●	Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely impact our business.

●	The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

●	Bitcoin is subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity in Bitcoin occurring through our products and services could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.

●	If we or our third-party providers fail to protect confidential information and/or experience cybersecurity incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.

●	We are subject to economic and geopolitical risk, business cycles, and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations, and cash flows.

●	We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent customers from downloading our apps, our ability to grow may be adversely affected.

●	Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

●	Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business.

●	The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.

●	We might require additional capital to support business growth, and this capital might not be available.

●	The market price of shares of our common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

●	The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of the Nasdaq, may strain our resources, increase our costs and require additional attention of management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

●	Our management has limited experience in operating a public company.

●	Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our securities may be less attractive to investors.

v

PART I

Item 1. BUSINESS

Company Overview

Founded in 2019, Fold is a pioneering bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial products.

Fold was formed with the goal of creating a modern financial services platform that allows consumers to accumulate, save, and use bitcoin to accomplish their daily and long-term financial goals. Fold offers consumers an FDIC insured checking account, a Visa prepaid debit card, bill payments, and an extensive catalog of merchant reward offers. Fold also partners with third-party service providers that offer bitcoin exchange and custody services. By integrating bitcoin across traditional financial services, Fold aims to serve as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives.

In addition to enabling customers to accumulate bitcoin through its rewards program, the company itself actively invests in and accumulates bitcoin for our treasury. Fold believes that bitcoin is a superior asset to hold, offering long-term value preservation and growth potential compared to traditional fiat currencies or other investment vehicles. This strategic allocation underscores our commitment to maximizing stockholder value and positioning Fold at the forefront of the emerging bitcoin economy.

Fold products and services are available in the United States through the Fold mobile app.

Our Products and Services

Fold is among the leading gateways to earning, buying, and living on bitcoin. We offer our customers a comprehensive suite of financial service products tailored to meet the needs of our customers seeking to integrate bitcoin into their everyday finances.

Banking and Payments

Fold offers a free FDIC-insured checking account that supports direct deposits, bill payments, and the ability to receive paychecks up to three days early. Fold is not a FDIC insured bank, and the FDIC-insured checking accounts are offered through Sutton Bank. In 2020, Fold partnered with Visa to launch a bitcoin rewards debit card, the Fold Visa Prepaid Card (the “Fold Card”). The Fold Card is a prepaid debit card linked directly to a customer’s Fold checking account. Customers can order a Fold Card for free and use it anywhere Visa is accepted to make purchases, pay bills, and earn bitcoin rewards.

Rewards Network

The Company offers bitcoin rewards to its users through the Fold Rewards Program. This program allows the Company’s users to earn promotional credits (“rewards”) denominated in bitcoin by engaging in various qualifying actions. For purchases made with the Fold Card, customers can earn up to 1.5% back on rotating spending categories, mortgage, rent, and bills, as well as up to 15% or more on card-linked merchant offers. In addition to Fold Card rewards, customers can earn up to 20% back in rewards through our expansive catalog of merchant offers at top merchants. Fold’s expansive rewards network includes top offer aggregators and direct merchant relationships to maximize inventory and exclusive rewards. Customers can also earn rewards for other types of behaviors such as referral bonuses, sign-up bonuses, spinning a daily rewards wheel, and other behavioral actions that the Company chooses to incentivize. Both the amount of rewards earned and the qualifying actions that are eligible to earn rewards change from time to time at Fold’s discretion.

Rewards are valued either as a percentage of a transaction (i.e. 1.5% back) or as a flat amount of satoshis (“sats”), which is a subunit of bitcoin (i.e. 25 sats). There are 100,000,000 sats in 1 bitcoin. For rewards valued as a percentage of a transaction, Fold calculates the value of those rewards as the US dollar value of those rewards multiplied by the USD-BTC exchange rate at the time of the transaction based on the USD exchange rate of one bitcoin on the Coinbase exchange. For example, assume a user earns 1.5% back on a $100 purchase when the USD-BTC exchange rate is $50,000 per bitcoin. In that scenario, a user would earn 3,000 sats (($1.50 / $50,000) * 100,000,000 sats). Rewards are then credited to a user’s account at the sats value (in this case 3,000 sats), regardless of future changes in the USD-BTC exchange rate.

All rewards are earned immediately upon the performance of a qualifying action by the user, but not all rewards are immediately available for redemption. The redemption criteria for rewards varies by the type of qualifying action or transaction as outlined in the terms and conditions of the Fold Rewards Program. For example, rewards earned on the daily spin wheel are available for redemption immediately, while rewards earned via certain qualifying spend transactions on the Fold Card are subject to a 30-day settlement period before becoming available for redemption, a policy that is in place to prevent fraudulent activities.

Per the terms and conditions of the Fold Rewards Program, rewards are subject to adjustment for chargebacks, returns, refunds, or other circumstances. In addition, rewards are subject to expiry if users fail to maintain an active account for more than twelve consecutive months.

A user may redeem rewards by making a request to withdraw them to a personal bitcoin wallet, either to an external bitcoin wallet or to a user’s bitcoin wallet at the qualified custodians used by Fold. Users can initiate a redemption request at any time, but redemption requests are fulfilled by Fold approximately once per week as a batch fulfilment. To fulfill rewards withdrawal requests Fold sends bitcoin from our Rewards Treasury to the user’s bitcoin wallet address, which they provide during their redemption request. In the future, Fold may offer the ability for users to redeem their rewards for other goods and services but has no immediate plans to do so.

Customer rewards are valued in bitcoin as of the date the rewards are earned, and therefore we try to match the cost basis of those rewards with the cost basis of our Rewards Treasury. To do so, Fold typically purchases bitcoin once per day in an amount that approximates the amount of rewards earned by customers on that day. Our goal is to always maintain an amount of bitcoin in our Rewards Treasury equal to or greater than our customer rewards obligations. We monitor the balances of our Rewards Treasury and customer rewards obligations on a daily basis to ensure that we have appropriate reserves to fulfill customer obligations.  In the event that the balance of our Rewards Treasury were to fall below the balance of our corresponding customer rewards liability, Fold may utilize excess bitcoin reserves from our Investment Treasury to fulfill customer liabilities. Fold purchases bitcoin for our Investment Treasury on an intermittent basis when we have available discretionary cash balances to do so.

Custody & Trading

Fold partners with Fortress Trust LLC, a Nevada-chartered trust company (“Fortress”), and BitGo Trust Company, Inc., a South Dakota-chartered trust company (“BitGo”) (collectively, the “Bitcoin Service Providers”), to offer eligible customers the ability to buy, sell, store, and withdraw Bitcoin through Fold. These Bitcoin Service Providers are both qualified custodians, meaning they are qualified under applicable state banking, payments or trust laws to custody digital assets, that offer institutional-grade custody, liquidity, and security solutions for digital assets, specializing in multi-signature wallets and cold storage services for bitcoin. Additional information with respect to the Bitcoin Service Providers’ respective qualifications under applicable law can be found online at https://fortresstrust.com/licenses, with respect to Fortress, and https://www.bitgo.com/company/licenses, with respect to BitGo. Fold does not directly hold or control any of its customers’ digital assets.

Fold utilizes both Fortress and BitGo for the purpose of providing operational redundancy in the event of technical or regulatory limitations at one or the other. In addition, certain states are supported by only one of the two Bitcoin Service Providers, and those states can change from time to time based on the licensing status of each provider.

To access Custody & Trading products, Fold’s customers are first onboarded to the Fold app through the normal onboarding process, which includes Know Your Customer (“KYC”) checks by Fold. Customers are then onboarded to either BitGo or Fortress based on the state they live in. Customers also undergo KYC checks by the Bitcoin Service Provider to which they are onboarded, and they are required to accept the terms and conditions of the Bitcoin Service Provider to which they are onboarded.

Once a user has been onboarded to both Fold and the Bitcoin Service Provider, they are able to interact directly through Fold’s mobile application to buy bitcoin via spot trades, recurring trades, direct deposits, and by rounding up spare change on Fold Card purchases, as well as the ability to deposit and sell their bitcoin. Each of those transactions are executed by the user through Fold’s mobile app and processed via the Bitcoin Service Provider to which the user is assigned. Refer to the following section for further details.

How Fold Users Access Fold Products and Services

In order to access all Fold related services, users must first download the Fold app from either the Apple or Google app store. Upon using the Fold app for the first time, users are prompted to provide certain information for account creation and verification and to accept Fold’s user terms and conditions. Once Fold completes a review of a user’s initial application, the user is then granted access to the Fold platform. From there, users can utilize the following services:

Fold Pre-paid Debit Card

●	Users may apply for a Fold pre-paid debit card by selecting the “Fold Card” tab in the Fold app and following the on-screen prompts. Once an application has been submitted, Fold utilizes Sardine, a third-party service, to perform the required KYC and AML verification along with internal reviews completed by the Fold compliance team when needed.

●	Once a user has been approved, a Fold pre-paid debit card is issued by Sutton Bank, Fold’s banking partner, and sent to the user’s address on file. Users can activate a Fold pre-paid debit card by either calling the number provided on the card or by following card activation instructions in the Fold app. After activating a Fold pre-paid debit card, users can view card details by selecting the “Fold Card” tab in the Fold app.

●	To deposit or withdraw funds, users can select the “Deposit” or “Withdraw” option on the “Home” or “Fold Card” tab. From there, users can select from and utilize a number of deposit and withdrawal methods. All funds directly deposited to, spent on, or withdrawn from the Fold Card are in USD. As described in the “Bitcoin Buying and Selling” section below, eligible users also have the ability to deposit bitcoin into their Fold account. Any such bitcoin deposited by users is received by and held at the Bitcoin Service Providers and does not directly impact a user’s Fold Card balance. At their option, users have the ability to sell the deposited bitcoin to fund their card using the “Push to Card” feature discussed below.

Bitcoin Buying and Selling

●	To buy and sell bitcoin in the Fold app, users must request access to this feature. Users can request access by first selecting the “Bitcoin” tab within the Fold app. Users will then be prompted to provide additional KYC and AML information as required by Fold’s Bitcoin Service Providers. Only once a user has passed these compliance checks will they be granted access to the bitcoin buy and sell features within the Fold app.

●	All bitcoin buy and sell features are accessed by opening the Fold app and selecting either the Bitcoin tab at the bottom of the screen or by selecting the Bitcoin balance shown on the Home tab.

●	Users can purchase bitcoin in several ways, including:

●	Spot Buys: This option provides for a one-time bitcoin purchase at a USD amount specified by the user. After selecting the Buy button on the Bitcoin tab, the user is provided with several pre-populated denominations — $10, $20, $50, $100 and $500 — as well as the option to enter a custom amount of USD they would like to spend to purchase bitcoin. After choosing one of the pre-populated denominations or inputting the custom amount they would like to purchase, the user is taken to a confirmation screen that displays the purchase amount, the estimated exchange rate of the transaction, and any applicable transaction fees. If a user does not wish to continue with the purchase at the confirmation screen, they can use the back button to leave the page and the spot buy will not be executed. If the user wishes to proceed with the transaction on the basis of the terms displayed, the user can select the “Confirm Purchase” button to execute the spot buy. As soon as the spot buy is confirmed by the user, a series of automated API requests is sent to Fold’s Bitcoin Service Providers requesting to complete the trade. The Bitcoin Service Providers then process the trade using their own technology and liquidity partners. If a processing error is encountered in any step, whether at Fold or at the Bitcoin Service Provider, the purchase is considered failed and the USD is returned to the user’s account. Once Fold receives a success notification from our Bitcoin Service Provider via API, the bitcoin becomes visible in the user’s app and they receive a purchase confirmation email with the final details of the transaction.

●	Recurring Trades: This feature, referred to as “Auto Stack” within the Fold app, allows users to purchase a specific USD amount of bitcoin at a specified recurring interval. To set up this purchase type a user first selects the Auto Stack option in the Bitcoin tab of the Fold app and toggles that option to “On”. Users are then prompted to select from 3 recurring intervals — Daily, Weekly, or Monthly — and are advised that their first purchase will execute at the time they set up this feature with all subsequent recurring purchases taking place at the time interval selected by the user. All Auto Stack trades are executed via the API flow to our Bitcoin Service Providers described in the “Spot Buys” section above. To turn this feature off, users can navigate to the Auto Stack option in the Bitcoin tab of the Fold app and toggle that option to “Off”. This action immediately disables all future Auto Stack purchases.

●	Direct Deposits: This feature, referred to as “Direct to Bitcoin” within the Fold app, allows users to automatically convert a percentage of all incoming USD deposits into bitcoin. To set up this purchase type a user first selects the Direct to Bitcoin option in the Bitcoin tab of the Fold app and toggles that option to “On”. Users are then prompted to choose what percentage of their deposits they wish to convert into bitcoin using this feature and can select any percentage from 1% to 100%. Once this feature has been turned on, all future USD deposits will be exchanged to bitcoin via the API flow to our Bitcoin Service Providers described in the “Spot Buys” section above. The series of automated API requests is sent as soon as Fold receives notification of the incoming deposit from the external bank where the USD funds originated from. To turn this feature off, users can navigate to the Direct to Bitcoin option in the Bitcoin tab of the Fold app and toggle that option to “Off”. This action immediately disables all future Direct to Bitcoin purchases.

●	Round-Ups: This feature, referred to as “Round-Ups” within the Fold app, allows users to automatically convert spare change from a Fold Card transaction into bitcoin. To set up this purchase type a user first selects the Round-Ups option in the Bitcoin tab of the Fold app and toggles that option to “On”. Users are then prompted to choose a multiplier — 1x, 2x, 5x, or 10x — that will be applied to their Round-Ups purchase. For example, if a user turns on Round-Ups, selects a multiplier of 5x, and then spends $5.73 on their Fold Card, that Fold Card transaction will result in a Round-Up of $1.35 ($0.27 “change” * 5x multiplier). There is a $10 minimum purchase amount for this feature, so users accumulate Round-Ups until their Round-Up balance meets or exceeds that threshold, at which time a bitcoin purchase is automatically initiated via the API flow to our Bitcoin Service Providers described in the “Spot Buys” section above. To turn this feature off, users can navigate to the Round-Ups option in the Bitcoin tab of the Fold app and toggle that option to “Off”. This action immediately disables all future Round-Up purchases and resets their accumulated Round-Ups balance to zero.

●	To sell bitcoin, users navigate to the Bitcoin tab of the Fold app and select the “Send” button. They then select the “Push to Card” option which prompts them to enter a specific USD amount they wish to sell. After inputting that amount they are taken to a confirmation screen that displays the sale amount, the estimated exchange rate of the transaction, and any transaction fees as applicable. After confirming the transaction a series of automated API requests are sent to Fold’s Bitcoin Service Providers requesting to complete the trade. The Bitcoin Service Provider then processes the trade using their own technology and liquidity partners. If a processing error is encountered, whether at Fold or at the Bitcoin Service Provider, the sale is considered failed and the BTC is returned to the user’s account. Once Fold receives a success notification from our Bitcoin Service Provider via API, the USD becomes visible in the user’s app and they receive a sale confirmation email with the final details of the transaction.

●	To withdraw bitcoin, users navigate to the Bitcoin tab of the Fold app and select the “Send” button. They then select the “Withdraw” option which prompts them to enter a specific bitcoin address to send to. Users are currently only able to withdraw 100% of their available bitcoin balance. After entering the address, users are presented with a confirmation page that outlines the amount of bitcoin being sent, the address to which it is being sent, and any applicable processing or network fees. After confirming the transaction, a series of automated API requests are sent to Fold’s Bitcoin Service Providers requesting to complete the withdrawal. Once Fold receives a success notification from our Bitcoin Service Provider via API, the transfer request becomes visible in the user’s app and they receive a transfer confirmation email with the final details of the withdrawal.

●	To deposit bitcoin, users navigate to the Bitcoin tab of the Fold app and select the “Receive” option. After selecting this option, a user is presented with their Fold bitcoin wallet address via both an alphanumeric address and a QR code. Users then copy that address into the bitcoin wallet from which they plan to deposit bitcoin and initiate the deposit via that bitcoin wallet. Processing of the bitcoin deposit occurs via the bitcoin network. When the deposit is received at the address specified, the Bitcoin Service Provider notifies Fold via API request. The deposit is then visible in the user’s app, and they receive a deposit confirmation email with the details of the deposit.

Gift Card Buying

●	Users can purchase gift cards by navigating to the “Gift Card” tab of the Fold app and selecting the gift card they wish to purchase. From there, users are prompted to complete the transaction by either entering a personal debit or credit card or utilizing the current USD balance in their Fold account.

Rewards

●	Users can access their earned rewards by selecting the “Reward” tab in the Fold app. From that tab, users can review their earned reward history and withdraw their eligible rewards. To withdraw rewards, users select the “SEND” button and are prompted to enter their personal bitcoin wallet address in the “SEND TO” field. All reward balances are denominated in bitcoin.

Daily Spin Wheel

●	Users can take advantage of Fold’s Daily Spin Wheel by navigating to the “Rewards” tab, selecting “Spin the Wheel,” and either tapping the wheel to spin, or swiping right on the option to spin all available spins. The Daily Spin Wheel includes a variety of prize “wedges”, all of which are comprised of varying amounts of bitcoin/sats (ex. 5 sats, 10 sats, 25 sats, 1 bitcoin, etc.). These wedges vary from time to time at the Company’s discretion. When a user spins the wheel and lands on one of these wedges, the resulting bitcoin is immediately applied to their bitcoin Rewards balance. Those rewards can be accessed and withdrawn in the same manner as all other bitcoin rewards earned by a user on the Fold app (see “Rewards Network” above).

Account Settings

●	Users can manage their account settings from the “Home” tab, including their subscription plan, their profile details, their referral program information, and other relevant administrative actions.

Industry Overview

Bitcoin

Introduced in 2008, bitcoin is a trustless decentralized digital currency operating on a peer-to-peer network. Bitcoin is built on free and open-source technology which ensures secure and transparent transactions. As of December 31, 2024, bitcoin remains the largest cryptocurrency by market capitalization, with significant trading volumes across global exchanges. Over the first 15 years of its existence, the adoption rate of bitcoin as measured by the annual increase in the total number of users has exceeded that of the internet over the first 15 years of the latter’s existence.

To date, the primary business models within the bitcoin industry have focused on exchange services, bitcoin mining, and exchange-traded products like ETFs. Bitcoin financial services such as those offered by Fold are part of a fast-growing market opportunity to expand bitcoin’s scope into traditional investment and financial use cases relevant to consumers’ everyday lives, such as saving, investing and making payments.

The bitcoin industry is dynamic and rapidly evolving, offering substantial opportunities alongside significant risks. Continuous monitoring of technological, regulatory, and market developments is essential for stakeholders to navigate this complex landscape effectively.

Banking and payments

The banking and payments industry encompasses a broad range of financial services, including traditional asset custody, wealth management, digital payments, and emerging fintech solutions. The banking and payments industry is undergoing significant transformation driven by technological advancements, changing consumer behavior, and regulatory developments. While the industry presents substantial growth opportunities, stakeholders must navigate various risks and challenges to remain competitive and compliant in this dynamic landscape. Continuous innovation, robust risk management, and adherence to regulatory standards are essential for sustained success.

Macroeconomic trends impacting our market

The following macroeconomic factors as they relate to bitcoin specifically impact our business:

— Awareness: The perception of bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness will impact adoption rates.

— Regulation: The global regulatory landscape for bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.

— Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth. Recently launched spot bitcoin ETFs sponsored by large financial service firms have seen significant inflows, introducing bitcoin to a large pool of new investors and further legitimizing bitcoin as an asset appropriate for institutions.

— Political Environment: Bitcoin has entered the political conversation in the United States and abroad. As a global leader in innovation and new technologies, we anticipate the United States political environment to become increasingly favorable for our industry.

— Monetary Policy: Central bank monetary policies, especially in terms of interest rates and quantitative easing, can influence bitcoin adoption. Low interest rates and expansive monetary policies that lead to currency debasement often lead to a search for alternative investments like bitcoin.

— Technological Innovation: Advances in blockchain technology, improvements in scalability (e.g., bitcoin’s Lightning Network), and enhanced security protocols can increase bitcoin adoption and integration into various financial systems.

We expect each of the above, among other factors, to contribute to the pace of acceptance of bitcoin and an increase in the addressable market for our products and services. The timing of these events as well as the potential occurrence of other unforeseeable events that impact our industry is uncertain and may have a direct impact on our business.

Our Customers

Fold caters to one of the most valuable customer segments in the world. Our current core customer demographic is just entering their financial prime (83% are between 25-54 years old) with a strong financial position (80% have prime credit and 65% make over $100K income per year). This demographic is on the cusp of some of the most important financial decisions of their lives: starting families, starting businesses, buying homes, preserving wealth, and making long-term financial plans. Select customer demographic information based on historical company data and customer surveys from 2022–2024 includes:

Despite the relative financial strength of Fold’s core customer base, Fold is able to service other customer demographics no matter where they are on their financial journey. Our FDIC-insured checking account and prepaid debit card provide a lower-risk, responsible way for any customer to navigate their financial lives compared to high interest-rate credit products.

Our Strategic Partners

We have strategic partnerships with a number of third-party service providers to operate certain of our products and services, including:

Marqeta, Inc. (“Marqeta”) — Marqeta powers the modern card-issuing platform that enables Fold to create, distribute, and manage customized payment cards and financial products. Marqeta serves as the program issuer for the Fold Card.

Visa U.S.A. Inc. (“Visa”) — Visa is a global payment technology company that facilitates electronic funds transfers, primarily through credit, debit, and prepaid cards, enabling secure and efficient payments worldwide for Fold. The Fold Card can be used on the Visa Network (“Payment Network”) to spend funds wherever Visa is accepted.

Sutton Bank — USD funds deposited in the Fold Checking Account and available to fund purchases using the Fold Card are held at Sutton Bank, an FDIC-insured bank. As long as specific deposit insurance requirements are met, Fold customer funds held at Sutton Bank are insured up to $250,000 by the FDIC in the event Sutton Bank fails. Fold does not directly hold or control any of its customers’ USD funds.

Bitcoin Service Providers — Fold partners with Fortress Trust LLC, a Nevada-chartered trust company (“Fortress”), and BitGo Trust Company, Inc., a South Dakota-chartered trust company (“BitGo”) (collectively, the “Bitcoin Service Providers”), to offer eligible customers the ability to buy, sell, store, and withdraw Bitcoin through Fold. These Bitcoin Service Providers are both qualified custodians, meaning they are qualified under applicable state banking, payments or trust laws to custody digital assets, that offer institutional-grade custody, liquidity, and security solutions for digital assets, specializing in multi-signature wallets and cold storage services for bitcoin. Additional information with respect to the Bitcoin Service Providers’ respective qualifications under applicable law can be found online at https://fortresstrust.com/licenses, with respect to Fortress, and https://www.bitgo.com/company/licenses, with respect to BitGo. Fold does not directly hold or control any of its customers’ digital assets.

Merchant Networks — Fold partners with a number of merchant offer wholesalers and direct merchant relationships to offer gift cards, card-linked offers, and other affiliate offers from time to time. Fold has established an extensive partnership network across multiple vendors to provide customers with an extensive number and quality of merchant offers, and we regularly review new and existing partnerships to optimize our offers network.

Our Strategy

First Mover Advantage

Fold has identified what we believe to be a unique opportunity in the market to provide bitcoin-native specialty financial services that are currently underrepresented by incumbent financial service providers. Fold’s products are built on bitcoin, for bitcoiners, by bitcoiners. In contrast to exchanges with hundreds of cryptocurrencies, capital-intensive mining businesses, and high-fee ETFs, Fold provides a user-friendly, low-barrier entry point to bitcoin via financial products that users are already familiar with. Our product offerings are also diverse, offering customers more utility than just an exchange product.

As an early entrant to this space and the first company to launch a bitcoin rewards debit card program, Fold has accumulated proprietary data on customer spending, saving, investing, and product needs that can be leveraged for further penetration within our existing user base as well as to expand into new customer demographics. We have invested significant resources to form deep relationships with partners, customers, and industry participants while building a reputable brand name in the bitcoin market.

Bitcoin Treasury & Accumulation Strategy

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. We consider bitcoin to be an important strategic reserve asset that, due to its finite fixed supply, has the ability to mitigate inflationary trends. Bitcoin is a unique store of value with a finite fixed supply, which we believe provides price appreciation potential for bitcoin in both the near- and long-term. We believe that the adoption tailwinds powering bitcoin’s growth over the last 15 years will continue with potential to accelerate, providing attractive value growth opportunities.

As of December 31, 2024, Fold has accumulated more than 1,000 bitcoin in our Investment Treasury, and we plan to continue to accumulate bitcoin over time. We view our bitcoin holdings as a long-term strategic investment and not as a trading asset. We believe holding bitcoin on our corporate balance sheet has the potential to provide stockholder value for several reasons:

Price appreciation: Bitcoin has experienced meaningful price appreciation over the past decade, significantly outperforming the S&P 500, US treasury yields, and other traditional investments over the same time frame. We believe bitcoin adoption will continue to grow rapidly over the coming years, which has potential to provide an opportunity for continued price appreciation.

Inflation hedge: Bitcoin, with its capped supply, has the potential to serve as a long-term hedge against inflation. We expect central banks to continue to devalue fiat currencies over the near term through inflationary monetary policies.

Diversification: Bitcoin often shows low correlation with traditional financial assets like stocks, bonds, and commodities, offering diversification benefits to the overall portfolio.

Liquidity: Unlike traditional financial markets, the market for bitcoin operates 24/7, offering constant access to liquidity.

Enhanced brand perception: Companies investing in bitcoin may be viewed by certain consumers as more forward-thinking, appealing to progressive, tech-savvy consumers and investors.

Balance sheet management: We believe building a solid balance sheet with potential for growth will provide a solid foundation for us to better operate and grow our business over time.

These factors suggest strategic benefits for Fold incorporating bitcoin into our financial strategies, aligning with modern financial trends and technological advancements.

Flywheel Effect

We expect demand for bitcoin financial services to continue to increase over time, and Fold has positioned itself as a first mover to benefit from this acceleration. As the bitcoin network expands, we believe demand for our services will grow, fueling a cycle where we build more financial products to meet consumer needs, further increasing our cash flows, our bitcoin treasury, and the bitcoin holdings of our customers. This flywheel, powered by aligned incentives and our first-mover advantage, positions Fold to capitalize on Bitcoin’s rapid growth and increasing value.

Our Growth Strategy

Fold aims to grow alongside the emerging bitcoin economy.

We believe we are in the early stages of realizing the full value of our existing platform. We seek to capitalize on the structural advantages of being a first-mover, customer-centric and built-to-scale platform as we continue to grow our business and customer base.

Marketing

Demand for bitcoin financial services is accelerating as more participants enter the market. Despite this growth, there remains a significant gap in available solutions with the exception of Fold.

Fold has capitalized on this opportunity by marketing to and building a valuable customer base characterized by high credit scores, strong earning potential, and high lifetime values. Fold has achieved this with customer acquisition costs of less than $10 per user compared to industry averages of over $300 per customer for traditional financial service providers.

Our customer acquisition strategy relies primarily on paid and organic online advertising and social media. Fold also relies on television (streaming and linear), paid search, organic web traffic, and email marketing. Referrals and spend incentives drive incremental acquisition and engagement. Our marketing content is produced and edited by a lean, experienced, in-house team, well-versed in tailoring messages for our target segments.

Product marketing efforts are aimed at increasing member engagement, through-funnel conversion, and retention at a low cost. Our customer acquisition channels combine a mix of online and offline, as well as paid and unpaid, channels. They include marketing affiliates, sponsorships, radio, direct mail, organic web traffic, email marketing, and online advertising, among others.

Our primary strategic growth initiatives are as follows:

1. Continue Fundamental Execution

We remain focused on enhancing our bitcoin financial services platform by continuing to invest in product development, sales, and marketing. We believe these efforts are key to expanding our user base and strengthening our partnerships. We also aim to optimize customer lifetime value (“LTV”) through new products and features, enhanced retention strategies, and optimized pricing models. We expect our scalable platform, built through strategic investments, to continue to deliver operational leverage as we grow.

2. Proven Acquisition Channels

Fold’s growth to date has been predominantly fueled by organic word of mouth, partner co-marketing, and active social engagement which have contributed to low customer acquisition costs (“CAC”). We believe these channels will continue to play a critical role in sustaining our growth trajectory. To further accelerate expansion, we plan to increase investments in paid marketing and affiliate opportunities, with the objective of maintaining low CAC while enhancing the LTV per user.

3. Expand Relationship with Existing and New Rewards Partners

We are dedicated to deepening our engagement with existing and new rewards partners and co-marketing with them to reach new audiences. By leveraging our partners’ platforms and customer bases, we can introduce Fold’s bitcoin financial services to more users, driving further adoption and creating mutual growth opportunities. This collaborative approach will help us unlock new customer segments and increase brand visibility.

4. Expand Financial Services Partnerships

We will continue to seek partnerships with adjacent businesses to provide financial services to their customers, expanding our reach and enhancing our product offerings. By integrating our bitcoin financial services with traditional financial products, we can offer a comprehensive suite of solutions that adds value to our partners and their customers, further embedding Fold into everyday financial activities.

5. Align with the Bitcoin Brand

Fold aims to align its brand with bitcoin, one of the fastest growing and most recognized brands globally. Our goal is to make Fold synonymous with bitcoin in the mainstream, positioning our product as the go-to solution for bitcoin financial services and transactions. By closely associating with the bitcoin brand, we aim to enhance our visibility and credibility, driving broader adoption of Fold among consumers.

6. Global Expansion

While we do not have immediate plans to expand our bitcoin financial services platform to a global audience, we recognize the significant opportunity presented with expansion outside the United States. Through enterprise partnerships and direct expansion, we expect to be able to tap into new markets and meaningfully increase our addressable market, laying the groundwork for future growth.

7. Pursue Strategic Acquisitions

We will opportunistically pursue strategic acquisitions that enhance our scale, enable entry into new verticals, and add complementary capabilities to our platform.

Competitive Landscape

Fold operates in a unique segment within the competitive landscape, specializing in bitcoin financial services for the rapidly expanding segment of individuals incorporating bitcoin into their financial lives to build long-term savings and access new financial opportunities. Unlike traditional financial institutions that lack the infrastructure to serve these customers, and cryptocurrency companies that we believe are geared towards speculation, trading, and gambling, Fold aims to align itself with bitcoin’s potential to grow wealth, which is a key factor of bitcoin’s consumer appeal.

Financial Platforms

Across our product lines we compete with various traditional financial services providers like Block Inc., Robinhood Markets, Inc., and PayPal Holdings, Inc., who have recently introduced bitcoin-based products and services. These companies have varying business models and focus areas and offer an overlapping but limited feature set, which includes buying and selling bitcoin but not the full range of bitcoin-based financial services offered by Fold.

Rewards Cards

We also compete with other consumer cryptocurrency and cash rewards cards, such as the Venmo Credit Card, Gemini Credit Card, and Discover Cash Back Debit Card. Forbes recognized the Fold Card as the best crypto rewards debit card for maximizing rewards for 2024.

Regulatory Environment

We operate in a rapidly evolving regulatory environment governed by U.S. federal and state laws. These regulations cover most aspects of our business, including consumer finance and protection, privacy and data protection, banking, and payments. Other relevant laws include those prohibiting unfair and deceptive acts or practices, alongside public policy and general principles of equity, which may apply to our banking and payment activities. These laws and regulations impact our business directly and indirectly, mainly through our partnerships with Marqeta and Sutton Bank, which provide our customers with deposit accounts and debit cards, and with the Bitcoin Service Providers.

Fold has established a robust Customer Identification Program (CIP) with the primary objective of forming a reasonable belief that we possess accurate information regarding the true identity of each of Fold’s customers. Our services are exclusively intended for individuals aged 18 years or older in the United States with national or residency status. To enhance our CIP processes, we have partnered with Sardine.ai, a third-party provider specializing in supporting Know Your Customer (KYC) services, fraud detection, and sanctions screening efforts. Fold recognizes the dynamic nature of the financial landscape and is committed to maintaining a robust risk management framework. We employ a sophisticated risk rating system that continuously evaluates user profiles to enhance our security measures. This dynamic risk rating is subject to adjustments based on a combination of transaction monitoring rules, news alerts, and ongoing sanctions screening. Our risk rating framework is designed to adapt to changes in user behavior, transaction patterns, and external factors that may impact risk exposure. Our system regularly reviews transactions against predefined monitoring rules to identify any unusual or potentially high-risk activities. Additionally, we actively monitor negative news alerts that may have implications for a user’s risk profile.

The following summarizes certain aspects of the various statutes and regulations. This summary is not a comprehensive analysis of all applicable laws and is qualified by reference to the full text of statutes and regulations below.

Anti-Money Laundering (AML) and Sanctions Laws

Although Fold is not directly subject to the Bank Secrecy Act or other regulations related to anti-money laundering, our relationships with Sutton Bank and the Bitcoin Service Providers, together with our obligations under applicable sanctions laws, require us to comply with AML requirements. This is because both Sutton Bank and the Bitcoin Service Providers are considered “financial institutions” subject to the Bank Secrecy Act. Because we act as an intermediary between our customers and Sutton Bank and the Bitcoin Service Providers, we must take certain actions to facilitate their compliance, as described below.

Fold is required to stay updated with constantly changing AML regulations, including those set by the intergovernmental organization the Financial Action Task Force, local laws, and our partners. As a mobile application, we face significant challenges, such as remote onboarding of our customers, which makes it difficult to verify the identity of customers submitting applications for the Fold products thoroughly. In addition, the high volume of transactions both in our debit card and bitcoin buying and selling makes it difficult to monitor transactions for AML purposes. To mitigate these risks, Fold has implemented a risk-based approach Anti-Money Laundering program to measure customer identification practices, monitoring (real-time monitoring) and escalate questionable activities, and maintain records to prevent illicit financial activities in our platforms.

As for counter-terrorism financing, Fold ensures that it adheres to all OFAC regulations and ensures that no transactions are involved with a sanctioned country to the best of our ability. Fold is dedicated to maintaining a high standard of compliance with international regulations, and our proactive approach to sanctions screening is an integral part of our commitment to prevent any engagement with sanctioned individuals or entities. We prioritize the safety and compliance of our platform to ensure a secure environment for all users. As part of our commitment to regulatory compliance, we proactively conduct screening against the Office of Foreign Assets Control (OFAC) and sanctions lists for all users during the onboarding process. This screening is performed using the data points provided by users during the registration phase.

Our automated screening process aims to identify potential matches with individuals or entities listed on sanctions lists; information such as IP address and true location is used at this phase to ensure compliance with all OFAC regulations. In addition to the initial screening conducted during onboarding, Fold is committed to maintaining a vigilant and ongoing compliance posture. We perform continuous OFAC and sanctions screenings on all users with a daily frequency. This proactive approach ensures that our platform remains current and aligned with the latest updates to the sanctions lists.

FDIC Banking Regulation

Our bank partner, Sutton Bank, is a member of the FDIC and thus is subject to federal regulations designed to ensure its safety and soundness, as well as banking regulations established by the State of Ohio where it is chartered. Due to our relationship with Sutton Bank, many laws and regulations that apply directly to Sutton Bank indirectly impact us (and our products), and our partnership with Sutton Bank is subject to the supervision and enforcement authority of the FDIC and the Ohio Department of Commerce.

Fold complies with all FDIC rules regarding the display of statements concerning FDIC standards on our website and our application. We ensure that no information regarding the FDIC logo and insurance is misrepresented to our customers as we are a financial services platform and not a FDIC insured bank.

State Money Transmission and Virtual Currency Laws

As noted above, our Bitcoin Service Providers are considered “financial institutions” under the Bank Secrecy Act and the regulations thereunder and are each required to be registered as a “money service business” with the Financial Crimes Enforcement Network, an agency of the U.S. Treasury. In addition, they are subject to state laws related to money transmission, which may require them to be licensed in individual states. Finally, certain states have adopted laws or regulations that are specific to virtual currency-related activities within that state or with residents of that state. For example, in 2014 New York adopted regulations requiring firms engaged in virtual currency-related activities with New York residents to become licensed and to be subject to regulations and supervision imposed by the New York Department of Financial Services.

We do not provide bitcoin related services to customers resident in states where neither of our Bitcoin Service Providers has the required license.

Consumer Financial Protection Bureau (CFPB) Regulations

The CFPB oversees financial institutions to ensure adherence to federal consumer financial laws. We are required to stay abreast of CFPB’s constantly changing rules and regulations to safeguard consumers and ensure that our marketing communications on social media, blogs, and websites are not considered deceptive, abusive, or unfair.

Clear and Transparent Communication:

●	All marketing materials must clearly and transparently disclose product terms and conditions.

●	Regularly review and update content to stay compliant.

Regular Audits:

●	Work with our bank partners to conduct regular audits.

●	Identify and rectify any potentially unfair or deceptive practices.

Timely and Understandable Documentation:

●	Ensure all documents are easily understood and provided within the required timeframes.

●	Provide consumers with clear information about their debt and rights.

Staff Training:

●	Regularly train staff on non-discriminatory practices and policies.

●	Provide easy-to-understand disclosures and maintain open communication lines for any consumer inquiries.

Fold has aligned its policies with CFPB regulations to protect consumer rights and maintain compliance with our banking partners. Our team keeps current with CFPB changes and collaborates closely with the legal team to promptly implement any necessary adjustments. Noncompliance might lead to severe consequences, including financial penalties, damage to Fold’s reputation, and potential loss of our banking partners.

Privacy Protection Laws

Fold is dedicated to safeguarding user privacy and adheres to regulations such as the Gramm-Leach-Bliley Act (GLBA), California Consumer Privacy Act (CCPA), and General Data Protection Regulation (GDPR).

Intellectual Property

We use various methods to establish and protect our intellectual property, and rely on intellectual property laws in the United States and other countries, along with contractual measures to do so. Our key strategies include the following:

Trademarks: We have registered trademarks related to our name and logo to protect our brand in the United States and other countries.

Trade Secrets: We implement measures to maintain the confidentiality of our trade secrets, including using confidentiality notices in internal documents.

Contractual Measures: We utilize nondisclosure agreements (NDAs) and other contractual restrictions in an effort to establish legally enforceable restrictions on access to and use of our proprietary information.

Risk Management: Limiting access to confidential information is part of our overall risk management strategy to minimize potential intellectual property theft or misuse.

Human Capital

As of December 31, 2024, we employed a total of 28  full-time employees as well as various part-time contractors. We are an Equal Employment Opportunity and Affirmative Action employer. All aspects of employment including the decision to hire, promote, discipline, or discharge, are based on merit, competence, performance, and business needs. We do not discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local law.

Many of our employees are highly skilled in technical areas specific to payment technology, software solutions, risk & compliance, and public company financial reporting requirements. From time to time, we supplement our workforce with consultants or independent contractors, primarily in the information technology area, through contracted service arrangements.

Our employees are key to our success as a company, and we are committed to attracting, developing and retaining the best talent. We attract, develop, and retain the best talent through various means including performance evaluation and goal setting as well as a robust training and development curriculum.

We provide employees with competitive compensation and benefits consistent with positions, skill levels, experience, knowledge, and geographic location. All employees are eligible for company equity (in the form of RSUs), health insurance, paid and unpaid leave, a retirement plan, and life/disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible spending accounts, health saving accounts, paid parental leave, flexible work arrangements, annual training and tuition allowances, and other benefits.

Our executive management team and Human Resources department regularly review and update our talent strategy, monitoring a variety of data, including turnover, diversity, and tenure, to design and implement effective reward/recognition, training, development, succession, and benefit programs to meet the needs of our businesses and our employees.

Available Information

Our website address is https://foldapp.com/. We make available, free of charge through the Investor Relations portion of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Periodic Reporting and Financial Information

We have registered our common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Risks Related to our Business and Industry

Our operating results have and will significantly fluctuate, including due to the highly volatile nature of Bitcoin.

Our operating results are in part dependent on the broader Bitcoin economy. Due to the rapidly evolving nature of digital assets and the volatile price of Bitcoin, which has experienced and continues to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader Bitcoin economy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	our ability to attract, maintain, and grow our customer base and engage our customers;

●	changes in the legislative or regulatory environment or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;

●	regulatory changes or scrutiny that impact our ability to offer certain products or services;

●	our ability to continue to diversify and grow our subscription and services revenue;

●	our mix of revenue between transaction and subscription and services;

●	pricing for or temporary suspensions of our products and services;

●	investments we make in the development of products and services, international expansion, and sales and marketing;

●	our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;

●	market conditions of, and overall sentiment towards, Bitcoin;

●	macroeconomic conditions, including interest rates, inflation and central banking policies;

●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;

●	the development and introduction of existing and new products and services by us or our competitors;

●	our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive;

●	system failure, outages or interruptions, including with respect to our and our partners’ platforms;

●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses;

●	breaches of security or privacy;

●	inaccessibility of our and our partners’ platforms due to our or third-party actions;

●	our ability to attract and retain talent; and

●	our ability to compete with our competitors.

As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term.

In view of the rapidly evolving nature of our business and Bitcoin, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our common stock may increase or decrease significantly.

We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, credit, Bitcoin asset custody, exchange, and transfer, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), money transmission (including prepaid access), virtual currency business, consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, Bitcoin assets, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the Bitcoin economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the Bitcoin economy, prepaid access, virtual currency business and gift card resale requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with applicable laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the cryptoeconomy. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (the “2022 Events”), the U.S. Congress expressed the need for both greater federal oversight of the cryptoeconomy and comprehensive cryptocurrency legislation.

Presently, and in the future, various governmental and regulatory bodies, including in the U.S. and each U.S. state, may introduce new policies, laws, and regulations relating to virtual currency, bitcoin assets and the cryptoeconomy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions, such as those that played a role in the 2022 Events, could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptoeconomy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the cryptoeconomy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected.

We believe that the products and services offered by us directly, as opposed to those that are offered by our third party service providers, including the Bitcoin Service Providers and Sutton Bank, are not subject to supervisory authority of regulatory authorities, or are only subject to certain regulatory regimes. However, these products and services may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight or supervision. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to suspend or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our and our partners’ platforms, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.

Due to our business activities, it is possible that in the future we may be subject to investigations and inquiries, by U.S. federal and state regulators and foreign regulators, many of which have broad discretion to audit and examine our business. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

Our relationships with bank partners in the United States may subject us and our partners to additional regulatory scrutiny.

Prudential banking regulators in the United States, including the FDIC, have recently increased their scrutiny of bank partnerships with third-party financial service providers through the release of statements, requests for information and proposed regulations. These releases have coincided with a significant increase in the number of enforcement actions relating to banks’ third-party arrangements. These and other regulatory initiatives by U.S. federal or state prudential banking regulators may constrain the operations of our partner banks in the United States, including those with which we may partner in the future either in addition to or in lieu of our existing arrangements. Such banks may be prohibited from partnering with us, or may terminate our relationship once established, as a result of increased regulatory scrutiny or changes to applicable laws and regulations.

Our relationship with partner banks may also subject us to additional regulatory scrutiny, requirements and supervision. For example, we are subject to audit by Sutton Bank in accordance with FDIC guidance related to management of vendors. We also may be subject to the examination authority of the FDIC under the Bank Service Company Act as a result of our relationship with Sutton Bank. To the extent that we enter into similar relationships with other partner banks, either in lieu of or in addition to our relationship with Sutton Bank, we may become subject to additional regulatory requirements imposed indirectly by the partner bank or directly by U.S. federal or state prudential banking regulators. Additional regulatory requirements may adversely affect us or our bank partners, including our originating bank partners, and, therefore, our business, results of operations, financial condition and future prospects.

We may be subject to additional regulatory scrutiny due to the recent bankruptcy case of Synapse Financial Technologies, Inc.

Fold, through its partnership with Sutton Bank (and/or any other partner banks), may provide deposit accounts to Fold’s customers. Sutton Bank (and/or any other partner banks) may hold funds in the deposit account in an omnibus account on behalf of customers. In certain circumstances, Sutton Bank (and/or any other partner banks) may rely on our records for identifying customers and reconciling certain transactions made to or from deposit accounts, including any comingled funds within the omnibus account. Any failure by us to maintain complete and accurate records could create uncertainty as to fund attribution and cause delays or outages for customers seeking to withdraw funds from or through our platform.

Certain U.S. federal and state prudential banking regulators have cited the recent bankruptcy case of Synapse Financial Technologies, Inc. in connection with related proposed regulatory initiatives which may affect our business. On September 17, 2024, the FDIC, citing certain alleged recordkeeping issues attendant to Synapse’s comingling of customer funds in custodial accounts, published a notice of proposed rulemaking which would require certain heightened standards for reconciliation and recordkeeping associated with certain custodial accounts containing comingled customer funds. These and other regulatory initiatives by U.S. federal or state prudential banking regulators, if enacted, may increase compliance costs associated with our business or impact our relationships with current or prospective partner banks (see above risk factor: Our relationships with bank partners in the United States may subject us and our partners to additional regulatory scrutiny.).

Changes in card network rules or standards could adversely affect our business.

We are registered as a service provider with Visa network. As such, we are subject to card network rules that could subject us to a variety of fines or penalties that may be assessed on us. The termination of our membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating our business or limit our ability to provide our services to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and we compete against companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.

The digital assets industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on Bitcoin-based services. Our main competition falls into the following categories:

●	traditional financial firms that have entered the Bitcoin market in recent years and offer overlapping features targeted at our customers;

●	financial technology providers that do not focus on Bitcoin and may attempt to position themselves as a safer alternative to our products and services;

●	mobile payment companies; and

●	companies focused on the Bitcoin market, some of whom choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends and to develop new Bitcoin-based products and services due to a different standard of regulatory scrutiny.

Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or potentially superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer Bitcoin-based services in the future as the industry gains adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Our existing competitors have, and our potential competitors are expected to have, various competitive advantages over us, such as:

●	the ability to offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners, and other factors) such as digital assets that constitute securities or derivative instruments under U.S. or foreign laws;

●	greater name recognition, longer operating histories, larger customer bases, and larger market shares;

●	larger sales and marketing budgets and organizations;

●	more established marketing, banking, and compliance relationships;

●	greater customer support resources;

●	greater resources to make acquisitions;

●	lower labor, compliance, risk mitigation, and research and development costs;

●	larger and more mature intellectual property portfolios;

●	greater number of applicable licenses or similar authorizations;

●	operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and

●	substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Our long-term success depends on our ability to develop new and innovative products and services to address and keep pace with the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business, operating results and financial condition could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in digital banking, mobile financial apps, and point-of-service solutions, as well as developments in Bitcoin and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe in the event that sensitive data is stolen or viewed by unauthorized third parties.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to develop new and innovative products and services may be inhibited by industry-wide standards, payment networks, existing and future laws and regulations, resistance to change from our users or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new and innovative products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business, operating results and financial condition would be materially and adversely affected.

We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

As we expand and localize our international activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.

As we expand and localize our international activities, we will become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased their scrutiny of crypto asset service providers over time, such as by requiring crypto asset custodians and other service providers operating in their local jurisdictions to be regulated and licensed under local laws. Moreover, laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States are highly evolving, extensive and often impose different, more specific, or even conflicting obligations on us, as well as broader liability. In addition, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by the Financial Crimes Enforcement Network (“FinCEN”) and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea, and Syria, as well as with persons, entities, and governments identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. From time to time, we have submitted voluntary disclosures to OFAC or responded to administrative subpoenas from OFAC. Certain of these voluntary self-disclosures are currently under review by OFAC. To date, none of those proceedings has resulted in a monetary penalty or finding of violation. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

Regulators worldwide frequently study each other’s approaches to the regulation of the cryptoeconomy. Consequently, developments in any jurisdiction may influence other jurisdictions. New developments in one jurisdiction may be extended to additional services and other jurisdictions. As a result, the risks created by any new law or regulation in one jurisdiction are magnified by the potential that they may be replicated, affecting our business in another place or involving another service. Conversely, if regulations diverge worldwide, we may face difficulty adjusting our products, services, and other aspects of our business with the same effect. These risks are heightened as we face increased competitive pressure from other similarly situated businesses that engage in regulatory arbitrage to avoid the compliance costs associated with regulatory changes.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

We may be subject to material litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities. These matters are often expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, and operating results.

We may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

●	substantial payments to satisfy judgments, fines, or penalties;

●	substantial outside counsel, advisor, and consultant fees and costs;

●	substantial administrative costs, including arbitration fees;

●	additional compliance and licensure requirements;

●	loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;

●	loss of productivity and high demands on employee time;

●	criminal sanctions or consent decrees;

●	termination of certain employees, including members of our executive team;

●	barring of certain employees from participating in our business in whole or in part;

●	orders that restrict our business or prevent us from offering certain products or services;

●	changes to our business model and practices;

●	delays to planned transactions, product launches or improvements; and

●	damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors.

If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.

Our industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include advancements in payments services, new digital assets and related technologies and use cases, etc. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide. For example, disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, high-frequency and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.

Bitcoin’s status as a “security” in any relevant jurisdiction, as well as the status of our Bitcoin-related products and services, is subject to a high degree of uncertainty and if we are unable to properly characterize a product or service offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that a range of crypto assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product or service is a security or constitutes a securities offering under federal securities laws is ultimately determined by a federal court. The legal test for determining whether any given crypto asset, product or service is a security was set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. and requires a highly complex, fact-driven analysis. Accordingly, whether any given crypto asset, product or service would be ultimately deemed to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a “security” or “securities offering” under applicable laws. The SEC generally does not provide advance guidance or confirmation on its assessment of the status of any particular crypto asset, product or service as a security. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the approach to enforcement by the SEC and its staff.

Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin (as currently offered and sold) is a “security” under the U.S. federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. As of the date of this proxy statement/prospectus, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin is the only crypto asset which senior officials at the SEC have publicly stated is unlikely to be considered a “security.” With respect to all other crypto assets, there is no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws.

Any enforcement action by the SEC or any international or state securities regulator asserting that Bitcoin is a “security,” or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of Bitcoin, as well as our business. This is because the business models behind most crypto assets are incompatible with regulations applying to transactions in securities. If a crypto asset is determined or asserted to be a “security,” it is likely to become difficult or impossible for the crypto asset to be traded, cleared or custodied in the United States and elsewhere through the same channels used by non-security crypto assets, which in addition to materially and adversely affecting the trading value of the crypto asset is likely to significantly impact its liquidity and market participants’ ability to convert the crypto asset into U.S. dollars and other currencies.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets, products and services as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain crypto assets, products or services may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto assets, products or services as “securities.”

The classification of a crypto asset, product or service as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing, as applicable, of such assets, products or services. For example, a crypto asset, product or service that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets, products or services that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

The Fold app is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or alternative trading system (or foreign equivalents), and none of our products or services are registered as securities offerings, because we only offer products and services related to Bitcoin, and we believe there are good arguments that Bitcoin and our related products and services are not securities (including based on prior statements by a number of SEC senior officials). However, statements, settlements and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. Regardless of public statements made by senior officials at the SEC and our conclusions, we could in the future be subject to legal or regulatory action in the event the SEC or a state or a foreign regulatory authority were to assert, or a court were to determine, that either Bitcoin itself or a product or service that we offer related to Bitcoin, such as lending, rewards or savings products, could be viewed a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given Bitcoin product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology.

If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a product or service offered by us is a security, we would not be able to offer such product or service until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that a product or service that we offer constitutes a security may result in us ceasing to offer that product or service, and may also result in us determining that it is advisable to cease offering products and services entirely, that have similar characteristics to the product or service that was alleged or determined to be a security. Alternatively, we may determine to continue to offer a product or service even if the SEC or another regulator alleges that the product or service is a security, pending a final judicial determination as to that product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made that product or service available without registering that product or service with the SEC. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the product or service in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Additionally, the SEC has brought and may in the future bring enforcement actions against other cryptoeconomy participants and their product offerings and services that may cause us to modify or discontinue a product offering or service. If we were to modify or discontinue any product offering or service for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products or services continue to be offered by our competitors), and may adversely affect our business, operating results, and financial condition.

Loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition.

Although a number of significant U.S. banks and investment institutions, such as Goldman Sachs, Citigroup, J.P. Morgan, Bank of America and BlackRock, have indicated they plan to begin allowing their customers to carry and invest in Bitcoin, the acceptance and use of Bitcoin by banks is relatively uncommon and may never become mainstream. Indeed, a number of companies and individuals engaged in Bitcoin-related activities have been unable to find banks or financial institutions that are willing to provide them with banking services. Similarly, a number of companies and individuals or businesses associated with Bitcoin may have had and may continue to have their existing banking services discontinued with financial institutions in response to government action. We also may be unable to obtain or maintain these services for our business. To date, we have not experienced such issues in finding banks or financial institutions willing to provide services to us that has had a material impact on our business, financial condition or results of operations.

We rely on bank relationships to provide our products and services and to connect us to mobile card networks. As a bitcoin-asset related business, our banking partners view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our banking partners’ policies. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks.

However, if these financial institutions are subject to receivership, resolution or failure, or if banking relationships become severely limited or unavailable to Bitcoin participants, there could be temporary delays in or unavailability of services in that are critical to our or our partners’ operations, developers or customers, a further limit on available vendors, reduced quality in services For example, while our business and operations were not materially affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023, large cryptoeconomy participants experienced a temporary inability to transfer fiat currencies outside of standard business hours.

We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cyber security, or by employee or third party theft. Our ability to maintain crime, specie, and cyber insurance is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.

Any significant disruption in our products and services, in our information technology systems, or in blockchain networks related to our business, could result in a loss of customers or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, the ability of our customers to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying Bitcoin, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, and validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and certain blockchain networks have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, computer viruses or other malware, distributed denial-of-service and other cyberattacks, disruptions in telecommunications services, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, fraud, military or political conflicts, terrorist attacks, or other events. In addition, extraordinary volumes of usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems or the systems of our third-party service providers and partners are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may be interrupted or fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers, these customers could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could have an adverse impact on our business, internal controls (including internal controls over financial reporting), operating results, and financial condition.

Our or our third-party partners’ failure to safeguard and manage our and our customers’ fiat currencies and Bitcoin could adversely impact our business, operating results, and financial condition.

Our third-party banking partner, Sutton Bank (“Sutton Bank”) holds cash on behalf of our customers, and our third-party custody partners Fortress Trust LLC (“Fortress”) and BitGo Trust Company, Inc. (“BitGo” and together with Fortress, the “Bitcoin Service Providers”) safeguard Bitcoin on behalf of our customers. Safeguarding customers’ cash and Bitcoin is integral to the trust we build with our customers. We believe our and our partners’ policies, procedures, operational controls and controls over financial reporting, protect us from material risks surrounding the safeguarding of these assets and conflicts of interest. Our partners’ controls include among others, controls over the segregation of corporate Bitcoin balances from customer Bitcoin balances, controls over the processes of customer Bitcoin deposits and customer Bitcoin withdrawals and corporate and customer fiat balances. Our financial statements and disclosures, as a whole, will be available through periodic filings on a quarterly basis, and compliant with annual audit requirements of Article 3 of Regulation S-X.

As of December 31, 2024, 99%+ of our proprietary Bitcoin was held at BitGo. Bitcoin that we hold at BitGo is held in separate wallets under Fold’s name and is not commingled with the Bitcoin held on behalf of our customers, BitGo’s other customers, or BitGo itself. As of December 31, 2024, 99% of our proprietary Bitcoin that we custody with BitGo was held in multi-signature cold storage wallets, with the remainder held in self-managed hot wallets for operational purposes.

Bitcoin held on behalf of our customers is stored in one of three places: (1) directly at Fortress; (2) directly at BitGo, or (3) at BitGo in a sub-custodial arrangement with Fortress.

(1)	Bitcoin held on behalf of our customers directly at Fortress is held primarily in omnibus cold storage wallets for which Fortress controls the private keys. At any given time, approximately 90% of Bitcoin held in this capacity is held in omnibus cold storage wallets, with the remainder held in hot wallets used to facilitate customer withdrawals and other real-time operational needs.

(2)	Bitcoin held on behalf of our customers directly at BitGo is held primarily in omnibus cold storage wallets for which BitGo controls the private keys. At any given time, approximately 90% of Bitcoin held in this capacity is held in omnibus cold storage wallets, with the remainder held in hot wallets used to facilitate customer withdrawals and other real-time operational needs.

(3)	Fortress also utilizes BitGo as a sub-custodian. Within this sub-custodial arrangement, Fortress sends Fold customer funds to an omnibus BitGo cold storage wallet that is dedicated to Fold customer assets. Those funds are not commingled with Fold’s proprietary Bitcoin, BitGo’s other customers, or BitGo itself. BitGo controls the keys to this wallet. 100% of this Bitcoin is held in cold storage.

As of December 31, 2024, 1% of Fold customer Bitcoin was held directly at Fortress, 22% was held directly at BitGo, and 77% was held at BitGo in a sub-custodial capacity for Fortress.

We hold cash at Sutton Bank in accounts designated as for the benefit of our customers. We have also entered into partnerships with third parties where our partners receive and hold customer funds. Our customers open accounts directly with Fortress and/or BitGo to custody their Bitcoin and receive other Bitcoin-related services, and directly with Sutton Bank to hold cash and receive other fiat-related services. Our and our financial partners’ abilities to accurately hold customer cash and Bitcoin, as well as cash and Bitcoin we hold for our own investment and operating purposes, requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity and financial condition to manage these risks. As we maintain, grow and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely impact our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same.

Any material failure by us or our partners to maintain the necessary controls, policies, procedures or to manage the Bitcoin or cash we hold for our own investment and operating purposes could also adversely impact our business, operating results, and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage customer Bitcoin and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead customers to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition.

Our and our customers’ Bitcoin could be subject to risk in the event of an insolvency of one of our Bitcoin Service Providers.

Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. Thus, Bitcoin held by us or our customers at one of the Bitcoin Service Providers may be considered to be the property of a bankruptcy estate, in the event of a bankruptcy of one of the Bitcoin Service Providers. In addition, Bitcoin held on behalf of our customers could also be considered part of our own bankruptcy estate if we were to become insolvent.

Bitcoin held in segregated wallets, such as our proprietary bitcoin that is held by BitGo, could be viewed as less of a risk in an insolvency proceeding of the relevant Bitcoin Service Provider. This is because it is possible to clearly identify the assets to which we have title, as opposed to where assets are commingled with those of other holders. Bitcoin that we hold in self-custody is also stored in a separate m-of-n wallet for which we control the majority of the private keys. We are able to directly confirm the contents of this self-custody wallet.

However, our Bitcoin Service Providers do not currently offer segregated wallet services to our customers. This may cause our customers to view our bitcoin-related services as more risky compared to other types of bitcoin products and services, and may cause our customers to withdraw bitcoin from the wallet services we provide through the Bitcoin service providers.

If custodially-held bitcoin is determined to be the property of a Bitcoin Service Provider’s bankruptcy estate, we and our customers could be treated as a general unsecured creditor of such custodians, inhibiting our and our customers’ ability to exercise ownership rights with respect to such bitcoin and potentially being required to share the value of our Bitcoin with those of other creditors of the Bitcoin Service Provider. In addition, it is possible that a bankruptcy court would require all Bitcoin and other digital assets held by a custodian to be converted into cash, which could result in our incurring significant capital gains tax charges. Even if we are able to prevent our and our customers’ bitcoin from being considered the property of a Bitcoin Service Provider’s bankruptcy estate as part of an insolvency proceeding, it is possible that we or our customers would still be delayed or may otherwise experience difficulty in accessing bitcoin held by the affected Bitcoin Service Provider during the pendency of the insolvency proceedings.

Any such outcome could have a material adverse effect on our financial condition and the market price of our stock. In addition, even if our Bitcoin Service Providers themselves do not become insolvent, a series of insolvencies of high-profile custodians such as occurred in 2022 could result in customers finding our services more risky and less attractive as compared to other types of rewards cards, and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result could adversely impact our business, operating results, and financial condition.

The theft, loss, or destruction of private keys required to access any Bitcoin may be irreversible. If we or our Bitcoin Service Providers are unable to access private keys for the Bitcoin wallets holding our or our customers’ Bitcoin, or if we or our Bitcoin Service Providers experience a hack or other data loss relating to their ability to access any Bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.

Bitcoin is generally controllable only by the possessor of the unique private key relating to the digital wallet in which the Bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the Bitcoin held in such a wallet. To the extent that any of the private keys relating to wallets containing Bitcoin held for the benefit of us or our customers is lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or the Bitcoin Service Providers will be unable to access the Bitcoin assets held in the related wallet. Further, we cannot provide assurance that the private keys to Bitcoin wallets held by us directly or by our service providers will not be hacked or compromised. Bitcoin assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ Bitcoin could adversely affect our customers’ ability to access or sell their Bitcoin. In addition, if any of our customers’ Bitcoin is lost, we may choose, or in some cases we may be required to, reimburse our customers for their losses, which could subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business.

We believe this risk is remote because the majority of the Bitcoin held on behalf of our customers is retained in multi-signature “cold storage” wallets, which means that the related private keys are not held on a computer system that is connected to the internet. Multi-signature cold storage wallets are intended to keep the Bitcoin as secure as possible by requiring multiple keys to authorize a transaction while also providing redundancy in the event that one of the private keys is lost. In the event that a private key is lost, the remaining keys in the multi-signature wallet can be used to regenerate a new key.

With regards to Bitcoin held on behalf of our customers, approximately 95% is retained in multi-signature cold storage wallets at any given time, while the remaining assets are held in hot wallets used to facilitate customer withdrawals and other real-time operational needs.

Our digital asset custody partners’ security technology is designed to prevent, detect, and mitigate inappropriate access to their systems, by internal or external threats. We believe our digital asset custody partners have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to those policies, or others could circumvent these safeguards to improperly access the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse customer crypto assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.

BitGo has advised us that it carries a $250 million umbrella insurance policy for the digital assets it custodies. However, this insurance policy covers all digital assets custodied by BitGo, not only those held on behalf of us and our customers. In addition, BitGo has not contractually committed to maintain any specific levels of insurance coverage, and has no obligation to reimburse us for any damages due to loss or theft of Bitcoin (including claims by our customers) except where such loss or theft is due to BitGo’s gross negligence or willful misconduct.

Other Risks Related to Our Business and Financial Position

If we fail to retain existing customers or add new customers, or if our customers decrease their level of engagement with our products, services and platform, our business, operating results, and financial condition may be significantly harmed.

Our success depends on our ability to retain existing customers and attract new customers, including developers, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Any number of factors can negatively affect customer retention, growth, and engagement, including if:

●	customers increasingly engage with competing products and services, including products and services that we are unable to offer due to regulatory reasons;

●	we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;

●	there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, fiat pegging or other factors;

●	there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;

●	customers perceive Bitcoin to be a bad investment;

●	technical or other problems prevent us from delivering our products and services with the speed, functionality, security, and reliability that our customers expect;

●	cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities cause losses to us or our customers, including losses to assets held by us on behalf of our customers;

●	modifications to our pricing model or modifications by competitors to their pricing models;

●	we fail to provide adequate customer service;

●	regulatory and governmental bodies in countries that we target for expansion express negative views towards Bitcoin or, more broadly, the Bitcoin economy; or

●	we or other companies or high-profile figures in the digital assets industry are the subject of adverse media reports or other negative publicity.

From time to time, certain of these factors have negatively affected customer retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our customer base and customer engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to customers, which may have an adverse impact on our revenue, business, operating results, and financial condition. If our customer growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.

Our operating expenses may increase in the future and we may not be able to achieve profitability or positive cash flow from operations on a consistent basis, which may cause our business, operating results, and financial condition to be adversely impacted.

Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, expand our international business, incur unforeseen regulatory or compliance expenses, and in connection with certain expenses related to operating as a public company. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may be further impacted by reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the Bitcoin economy, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, any failure to capitalize on growth opportunities, or failure of new products and services we develop to gain traction in the market. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

If we do not effectively scale our business, or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.

We have experienced a period of significant growth in recent years, both in terms of employee headcount and customer growth, followed by the scaling back of our business in response to changing economic conditions. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and scaling back initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the Bitcoin asset market in which we operate, substantial uncertainty concerning how these markets may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

Additionally, from time to time, we may realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs and reductions in force. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

Our services must integrate with a variety of operating systems. If we are unable to ensure that our services or hardware interoperate with such operating systems and devices, our business may be materially and adversely affected.

We are dependent on the ability of our products and services to integrate with a variety of operating systems, web browsers, and wired and wireless interfaces to mobile devices that we do not control, including those of Sutton Bank and the Bitcoin Service Providers. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile apps. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure Bitcoin-related financial services may not maximize short-term or medium-term financial results.

We have taken, and expect to continue to take, actions that we believe are in the best interests of our customers and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that our products are secure. We also focus on driving long-term engagement with our customers through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results, and financial condition.

Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.

We began our operations in 2019 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that growth will continue in future periods and you should not rely on the net revenue growth of any given quarterly or annual period as an indication of our future performance. If our total net revenue were to decline significantly for an extended period of time, our business, operating results and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our revenue growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.

Disputes with our customers could adversely impact our brand and reputation and our business, operating results, and financial condition.

From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of Bitcoin, failures or malfunctions of our systems and services, or other issues relating to our products services. Additionally, the ingenuity of criminal fraudsters, combined with many consumer users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could become subject to conditions that could make operations more costly, impair our ability to grow, and adversely impact our operating results. We may in the future become subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission (the “FTC”), the Federal Insurance Corporation (the “FDIC”) and state attorneys general in the United States, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.

While certain of our customer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, some federal, state, and foreign courts have refused or may refuse to enforce one or more of these provisions, and there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional consumer class action litigation, and significantly limit our ability to avoid exposure from consumer class action litigation.

We may from time to time make acquisitions and investments, which could require significant management attention, disrupt our business, result in dilution to our stockholders, and adversely affect our financial results.

As part of our business strategy, we may become active in acquiring and investing in order to, among other things, add specialized employees, complementary companies, products, services, licenses, or technologies. As part of our business strategy, we may conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. We may also invest in companies and technologies that are highly speculative in nature. In the future, we may not be able to find suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments. Moreover, our future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, advertisers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

While we regularly evaluate strategic opportunities, we do not currently have any plans, proposals or understandings, formally or informally, to make acquisitions or strategic investments.

Our business could be harmed if we are unable to accurately forecast customer demand for Bitcoin and to adequately manage our Bitcoin balances, including the Bitcoin balances we maintain for our own account or Bitcoin balances that may be maintained for use in our rewards program.

Our purpose for holding Bitcoin in treasury is twofold: (1) to fulfill Bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset with the intention to hold as a long-term investment (“Investment Treasury”). Our goal is to maintain an amount of Bitcoin in our Rewards Treasury sufficient to satisfy our obligations to provide customer rewards in accordance with our user agreements. Customer rewards are denominated in Bitcoin as of the date the rewards are earned, and therefore we try to purchase Bitcoin for our Rewards Treasury at a similar cost basis to the rewards earned by our customers. If the price of Bitcoin were to decrease, we may need to fulfill customer reward obligations with Bitcoin that we have previously purchased at a higher price, which could adversely impact our financial position and operating results. In addition, if the price of Bitcoin were to increase, demand for Bitcoin on the open market may also increase. If we were unable to obtain additional Bitcoin for our Rewards Treasury in a cost-effective manner, that may adversely impact our financial position and operating results.

Our investments in Bitcoin are subject to volatile market prices and risks of loss.

As of December 31, 2024, we had approximately $102.1 million of Bitcoin in our Treasury accounts. The price of Bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of Bitcoin is a relatively recent trend, and the long-term adoption of Bitcoin by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject Bitcoin’s integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the Bitcoin we hold decreases materially relative to our cost basis, our financial condition may be adversely impacted.

If there are future changes in applicable accounting rules that require us to change the manner in which we account for our Bitcoin, there could be a material and adverse effect on our financial results and the market price of our common stock may suffer as a result.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Fold” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, customer service, personnel, and Bitcoin or Bitcoin platforms generally could diminish confidence in, and the use of, our products and services. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Will Reeves, our co-founder and Chief Executive Officer, may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, tokenization (e.g., replacing sensitive data such as payment card information with symbols (tokens) to keep the data safe), blockchain, and artificial intelligence (“AI”), including machine learning.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, which includes our sellers and their customers, or third parties’ intellectual property rights. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on our efforts in a timely manner or at all.

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

We often rely, not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business. In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.

Our products and services may not function as intended due to undetected errors in our software, hardware, and systems, product defects, developmental delays, or due to security breaches or incidents or human error in administering these systems, which could damage user or third-party relations, decrease our potential profitability and expose us to liability, and materially and adversely affect our business.

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects in our user-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

In addition, we provide incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our business. Software and system errors, or human error, could delay or inhibit settlement of payments, result in over settlement, cause reporting errors, or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our users. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, could impact our business and disrupt the proper functioning of our products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive information of ours or our users, and other destructive outcomes. Any of the foregoing issues could result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.

We regularly review key business metrics to measure our performance and make strategic decisions. These key metrics are calculated using internal company data and have not been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we have in the past and may in the future, calculate key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we have not independently verified and may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy.

Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate fraudulent and spam accounts that violate our terms of service, and exclude these users from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform.

We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the digital assets space, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, in the past we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. Further if investors or the media perceive any changes to our key business metrics disclosures negatively, our business could be adversely affected.

Unfavorable media coverage could negatively affect our business.

Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy practices, terms of service, employment matters, the use of our products or services (including Bitcoin-related products and services) for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Further, we have in the past, and may in the future, be the target of social media campaigns criticizing actual or perceived actions or inactions that are disfavored by our customers, employees, or society at-large, which campaigns could materially impact our customers’ decisions to use our platform. Any such negative publicity could have an adverse effect on the size, activity, and loyalty of our customers and result in a decrease in net revenue, which could adversely affect our business, operating results, and financial condition.

Our products and services may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, sanctions violations, tax evasion, and scams. If any of our customers use our products or services to further such illegal activities, our business could be adversely affected.

Our products and services may be exploited to facilitate illegal activity including fraud, sanctions violations, money laundering, gambling, tax evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction or we are found responsible for failure to prevent the use of our products or services for illegal activities, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, Bitcoin is relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Bitcoin has characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make it susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice (“DOJ”), SEC, CFTC, FTC, or the Internal Revenue Service (“IRS”), and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving Bitcoin.

While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing customers, we cannot ensure that we will be able to detect all illegal activity on our platform. If any of our customers use our platform for such illegal activities or we are found responsible for failure to prevent the use of our products or services for illegal activities, our business could be adversely affected.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, internal audit, and reporting systems to continuously keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

Our regulators and financial institution partners, including their regulators, may periodically review our compliance program, including our policies and procedures, and with applicable law. We may from time to time receive examination reports citing violations of applicable law and inadequacies in existing compliance programs requiring us to enhance certain practices with respect to our practices or compliance program, including due diligence, training, monitoring, reporting, and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators and financial institution partners could take a variety of actions that could impair our ability to conduct our business, including, but not limited to, delaying, denying, withdrawing, or conditioning approval of certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, prohibit us from engaging in some of our business activities, or revoke our licenses. We face significant intervention by regulatory authorities, including extensive auditing and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities and financial institution partners in the future. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be a significant loss to us or our financial institution partner(s). Any of these outcomes would adversely affect our reputation and brand and our business, operating results, and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.

We may suffer losses due to abrupt and erratic market movements.

The Bitcoin market has been characterized by significant volatility and unexpected price movements, and has previously experienced significant declines. Bitcoin may become more volatile and less liquid in a very short period of time. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets.

Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our Bitcoin, nor have such events adversely impacted our access to our Bitcoin, they created significant volatility in the markets for cryptocurrency generally and for Bitcoin particularly. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future could result in market prices being subject to erratic and abrupt market movement, which could harm our business. Further, because there is no centralized authority which determines the price of Bitcoin, pricing often differs between exchanges. When some exchanges are viewed as higher risk, that price differential can widen as traders attempt to exploit these differences. Volatility in the price of Bitcoin, as well as the lack of a standard price, could lead consumers to see Bitcoin as an unsafe asset, which would result in losses of customers and resulting harm to our business. In addition, if we were to attempt to monetize the Bitcoin we hold on our balance sheet, such price volatility could lead to trading losses, impacting our financial position.

For example, based on aggregate US exchange markets data collected by CoinMarketCap, on December 18, 2023, the price of Bitcoin at 10:00 P.M. UTC was $42,623.54. On December 18, 2024, the price of Bitcoin at 10:00 P.M. UTC was $100,041.54. Between those dates, Bitcoin experienced significant volatility. For example, on August 1, 2024, the price of Bitcoin was $65,353.50, and on August 5, 2024 the price of Bitcoin was $53,991.35. On August 24, 2024, the price of Bitcoin had risen again to $64,176.37. In 2022, price swings were even more drastic, with prices as high as $47,459 at the end of March 2022 and as low as $16,530 at the end of the year. Such volatility will impact the overall value of our business and could cause volatility in the price of our stock.

The trading volume of Bitcoin typically increases during periods of extreme volatility. For example, in the days following the federal elections in November 2024, the price of Bitcoin rose sharply from $69,289.27 on November 2 to $87,250.43 on November 14, and volumes increased from 18,184,612,091 to 87,616,705,248 during that time period according to aggregate data from US exchange markets collected by CoinMarketCap. Such volume increases can lead to extreme pressures on our and our partners’ platforms and infrastructure that can lead to inadvertent suspension of services across parts of the platforms or the entire platforms. As a result, from time to time we may experience outages. Outages can lead to increased customer service expense, can cause customer loss and reputational damage, result in inquiries and actions by regulators, and can lead to other damages for which we may be responsible, any of which could harm our business.

Risks Related to Bitcoin

Due to unfamiliarity and some negative publicity associated with Bitcoin products and services, confidence or interest in our platforms may decline.

Bitcoin is relatively new. Many of our competitors offering Bitcoin-related products and services are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence or interest in Bitcoin platforms, including platforms like ours that partner with regulated providers.

Negative perception, a lack of stability and standardized regulation in the cryptoeconomy, and the closure or temporary shutdown of crypto asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may continue to reduce confidence or interest in the cryptoeconomy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business and our customers’ perception of us, including decreased use of our platform and loss of customer demand for our products and services.

Transferring Bitcoin on the Bitcoin blockchain involves risks, which could result in loss of customer assets or our proprietary assets, customer disputes and other liabilities, which could adversely impact our business.

In order to transfer Bitcoin on the Bitcoin blockchain, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a large number. To send Bitcoin on the Bitcoin blockchain, a user must sign a transaction that is created using the private key of the wallet from where the user is transferring Bitcoin, a hash of the recipient wallet’s public key, the amount of Bitcoin to be sent, and the transaction fee. The transaction must be signed using the user’s private key through a cryptographic process, which creates a digital signature to prove ownership of the Bitcoin. Once signed, the transaction is broadcasted to the Bitcoin network to be included in a new block by miners. If we wish to purchase Bitcoin, the seller would need to send a transaction to our designated wallet in this manner. A number of errors can occur in the process of transmitting Bitcoin, such as typos, mistakes, or the failure to include the information required by the blockchain network, which could result in losses of our proprietary Bitcoin or, where our customers choose to transfer and use Bitcoin on its underlying blockchain network, the Bitcoin held by us on behalf of our customers. For instance, a customer may incorrectly enter our crypto custody partner’s wallet’s address or the desired recipient’s public key when depositing and withdrawing Bitcoin, respectively. Alternatively, a customer may send Bitcoin to a wallet address that the customer does not own, control or hold the private keys to. If any of the foregoing errors occur, all of the Bitcoin sent by the customer will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers, and although we have not experienced such incidents with respect to Bitcoin that we hold on a proprietary basis it is possible that they could occur in the future. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.

BitGo has represented that they will safekeep all Bitcoin held in custody by them, and that they have procedures to process redemptions and withdrawals expeditiously, following the terms of the applicable user agreements. Our customers have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of Bitcoin to date. However, similar to traditional financial institutions, our Bitcoin Service Providers may experience temporary process-related withdrawal delays. For example, like traditional financial institutions, our Bitcoin Service Providers may experience such delays if there is a significant volume of withdrawal requests that is vastly beyond anticipated levels. This does not mean our Bitcoin Service Providers cannot or will not satisfy withdrawals, but this may mean a temporary delay in satisfying withdrawal requests, which our customers still expect to be satisfied within the withdrawal timelines set forth in the applicable user agreements or otherwise communicated by us or our Bitcoin Service Providers. To the extent we or one of our Bitcoin Service Providers have process-related delays, even if brief or due to blockchain network congestion or heightened redemption activity, and within the terms of an applicable user agreement or otherwise communicated by us, we may experience increased customer complaints and damage to our brand and reputation and face additional regulatory scrutiny, any of which could adversely affect our business.

A temporary or permanent blockchain “fork” to Bitcoin could adversely affect our business.

Blockchain protocols, including Bitcoin, are open source. Any user can download the software, modify it, and then propose that Bitcoin users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin protocol network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin protocols running simultaneously, but with each split network’s Bitcoin lacking interchangeability.

Bitcoin has previously been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked crypto assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked crypto assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked crypto assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin.

Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our customers’ assets. In addition, our Bitcoin Service Providers have the right to temporarily suspend their services in the event of a fork, and to determine not to support any particular fork in the future. If a fork of the bitcoin blockchain occurs and our Bitcoin Service Providers provide access to a forked asset, we intend to retain the forked assets that are created as a result of our proprietary bitcoin. Any forked assets corresponding to our customers’ bitcoin holdings would be managed by our Bitcoin Service Providers in accordance with their policies. We will cooperate with our Bitcoin Service Providers in connection with their distribution of any forked assets corresponding to our customers’ bitcoin, solely to the extent our involvement is requested by a Bitcoin Service Provider. Prior to undertaking any such involvement in the distribution or other action by a Bitcoin Service Provider in respect of any forked assets, we would take steps to seek to ensure that any actions we may take would be in compliance with applicable law, including federal securities laws, which steps may include, among others, (i) communicating regularly with the Bitcoin Service Providers regarding their legal analysis pertaining to forked assets and any distribution thereof, (ii) staying abreast of developments regarding treatment of cryptocurrencies, including forked assets, under applicable securities laws, (iii) consulting with legal counsel regarding the specific facts and circumstances pertaining to the legal status of any forked asset and (iv) seeking guidance and clarification from applicable government regulators, including the SEC, with respect to the legal status of any forked asset. If a fork occurs and one of our Bitcoin Service Providers determines not to support one of the assets created as a result of the fork, this could cause us or our customers to miss an opportunity regarding a new digital asset. In addition, any suspension of services ahead of a fork could cause customer complaints and cause us to be exposed to liability, even in circumstances where we do not have the ability to alter a Bitcoin Service Provider’s policy regarding a fork. To the extent a forked asset is determined to be a “security” under applicable federal securities laws, any distribution of such forked asset would expose the distributor thereof to significant liability under such laws. For additional information regarding the risks and liabilities associated with uncertainty regarding the status of bitcoin and other cryptocurrencies as a “security,” please see the risk factor above entitled “Bitcoin’s status as a “security” in any relevant jurisdiction, as well as the status of our Bitcoin-related products and services, is subject to a high degree of uncertainty and if we are unable to properly characterize a product or service offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”

Future developments regarding the treatment of crypto assets for U.S. and foreign tax purposes could adversely impact our business.

Due to the new and evolving nature of crypto assets and the absence of comprehensive legal and tax guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of Bitcoin on our platform, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. and foreign tax purposes.

In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or crypto assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various crypto asset transactions. Although we believe our treatment of Bitcoin transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain Bitcoin offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.

There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations under U.S. federal, U.S. state or foreign tax law. Any such developments could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to crypto assets may increase the uncertainty with respect to the treatment of crypto assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.

Our tax information reporting obligations with respect to Bitcoin transactions are subject to change.

Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ Bitcoin transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through Forms W-9 and W-8, backup withholding, non-resident alien withholding, and Form 1099 and Form 1042-S reporting obligations, is not entirely clear for all of the crypto asset transactions that we facilitate. In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or non-exchanges. In June 2024, the U.S. Treasury Department and the IRS released regulations in addition to other administrative guidance on tax information reporting in connection with the IIJA (the “IIJA Regulations”) for reporting transactions with respect to digital assets became effective. The IIJA Regulations introduce new rules related to our tax reporting and withholding obligations on our customer transactions in ways that differ from our existing compliance protocols and there is risk that we will not have proper records to ensure compliance for certain legacy customers or transactions. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer Bitcoin transactions, we may be exposed to significant taxes and penalties, which could adversely affect our financial position. The IIJA Regulations will require us to invest substantially in new compliance measures and that may require significant retroactive compliance efforts, which also could adversely affect our financial position. Further, additional guidance may be issued, including, guidance on the treatment of non-custodial parties, which could impose additional compliance efforts, and which would adversely affect our financial position.

Similarly, it is likely that new rules for reporting crypto assets under the global “common reporting standard” as well as the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued directives, commonly referred to as “CESOP” (the Central Electronic System of Payment information), requiring payment service providers in the European Union to report cross-border fiat transactions to taxing authorities on a quarterly basis beginning in January 2024. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change.

For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. On January 30, 2025, the SEC issued Staff Accounting Bulletin (“SAB”) No. 122 (“SAB 122”). SAB 122 rescinded the previously-issued SAB 121 guidance with respect to accounting for obligations to safeguard digital assets that an entity holds for its customers. SAB 122 directs an entity to apply Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies to determine whether an entity has a liability related to risk of loss from an obligation to safeguard digital assets for customers.

Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Risks Related to Government Regulation and Privacy Matters

The regulatory environment in which the consumer finance industry operates could have a material adverse effect on our business and operating results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act is extensive and significant legislation that, among other things, created the CFPB, an agency responsible for administering and enforcing the laws and regulations for consumer financial products and services. The CFPB has broad rulemaking, examination and enforcement authority over providers of financial services and products, which could include us and our affiliates, including authority to prevent “unfair, deceptive or abusive” practices and to collect fines and provide consumer restitution in the event of violations. In addition to the CFPB, other federal agencies, such as the FTC, and state regulators, such as consumer protection and financial services regulators and attorneys general, may exercise supervision and enforcement authority over providers of goods or services, like us. Depending on how such governmental authorities elect to exercise its statutory authority, it could increase the compliance costs for us and our third party service providers, potentially delay our ability to respond to marketplace changes, result in requirements to alter products and services that would make them less attractive to consumers, impair our ability to offer products and services, and harm our reputation or otherwise adversely affect our businesses.

At the end of 2022 and the beginning of 2023, the CFPB proposed two new regulations that would require certain non-bank financial services companies to make submissions to the CFPB for inclusion in an online public registry. The first such proposed regulation would require most non-bank financial services companies to submit to the CFPB consent orders or other non-supervisory orders with or issued by a federal, state, or local regulator or a court in connection with an action by a federal, state, or local regulator. The second such proposed regulation requires CFPB supervised non-bank financial services companies to submit consumer contract terms that limit consumers’ legal rights and remedies, such as mandatory arbitration provisions. Under both regulations, the CFPB would publish online information it receives from non-bank financial services companies. If we were required to make such submissions to the CFPB, it could increase the risk of enforcement or supervisory action by the CFPB against us.

We are subject to various regulatory, financial and other requirements in the jurisdictions in which we operate. We may become involved from time to time in reviews, investigations and proceedings and information gathering requests, by government and self-regulatory agencies, including state attorneys general. Any of such events could result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of any such event would not have a material adverse effect on us or our ability to provide services.

The financial services industry is likely to see increased disclosure obligations, licensing requirements, restrictions on pricing and enforcement proceedings. Compliance with applicable laws is costly and can affect operating results, as processes, procedures, control and infrastructure are required to support applicable requirements. Compliance may also create operational constraints and impose limits on pricing, as financial services industry laws are designed primarily to protect consumers. The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand, loss of our bank partnerships, and loss of customer relationships.

The cryptoeconomy is novel. As a result, policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. We may be unable to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms that are adverse to our business.

As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in September 2022, the White House published a fact sheet described as the first-ever “Comprehensive Framework for Responsible Development of Digital Assets,” which encouraged “agencies to issue guidance and rules to address current and emergent risks in the digital asset ecosystem.”

Competitors, including traditional financial services providers, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the cryptoeconomy have started to engage policymakers directly and with the help of external advisors and lobbyists. However, this work is in a relatively nascent stage. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business. Additionally, our political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.

Bitcoin is subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity in Bitcoin occurring through our products and services could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.

The CFTC has stated and judicial decisions involving CFTC enforcement actions have confirmed that Bitcoin falls within the definition of a “commodity” under the CEA. As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the Bitcoin market. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.

Certain transactions in Bitcoin may constitute “retail commodity transactions” subject to regulation by the CFTC as futures contracts. If Bitcoin transactions we facilitate are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

Any transaction in a commodity, including Bitcoin, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC adopted interpretive guidance addressing the “actual delivery” of a crypto asset. To the extent that Bitcoin transactions that we facilitate or facilitated are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.

Certain transactions in Bitcoin could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If the products and services we or our Bitcoin Service Providers offer to our customers are deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

Commodity interests, as such term is defined by the CEA and CFTC rules and regulations, are subject to more extensive supervisory oversight by the CFTC, including registrations of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to Bitcoin futures contracts and swaps, including transactions that are based on current and future prices of Bitcoin and indices of Bitcoin. To the extent that transactions in Bitcoin are deemed to fall within the definition of a commodity interest, including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swaps execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in crypto asset activities for failure to obtain appropriate exchange, execution facility and intermediary registrations.

Furthermore, the CFTC and the SEC have jointly adopted regulations defining “security-based swaps,” which include swaps based on single securities and narrow-based indices of securities. If Bitcoin is deemed to be a security, certain transactions referencing Bitcoin could constitute a security-based swap. Bitcoin or a transaction therein that is based on or references a security or index of securities, whether or not such securities are themselves crypto assets, could also constitute a security-based swap. To the extent that Bitcoin is deemed to fall within the definition of a security-based swap, including pursuant to subsequent rulemaking or guidance by the CFTC or SEC, we may be subject to additional regulatory requirements and oversight by the SEC and could be subject to judicial or administrative sanctions if we do not or did not a relevant time possess appropriate registrations as an exchange (for example, as a security-based swaps execution facility) or as a registered intermediary (for example, as a security-based swap dealer or broker-dealer). This could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, as well as reputational harm.

If we or our third-party providers fail to protect confidential information and/or experience cybersecurity incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals and their financial assets (such as Bitcoin), as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. As knowledge and techniques in cryptography continue to advance, threat actors may exploit these advancements to develop more sophisticated and effective attack methods, increasing the frequency and severity of cyberattacks as well. Because we make extensive use of third party suppliers, service providers, and partners (including our partnerships with crypto wallet providers and financial institutions), successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results.

Moreover, we may acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Remote and hybrid working arrangements at our company (and at our third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT Systems and/or Confidential Information as well. Moreover, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access, disclosure, loss, processing, or other compromise of Personal Information or Confidential Information, or jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions.

Some of the federal, state, and foreign government requirements include obligations of companies to notify individuals of certain cybersecurity breaches involving particular personal information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.

Further, the cryptocurrency industry is a frequent target for cyberattacks, including hacks of exchanges and wallets. The underlying technology of cryptocurrencies, including blockchain, is complex and still developing, which means technical issues, bugs, or vulnerabilities could impact our operations and the security of user funds. Additionally, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the cryptoeconomy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools — including artificial intelligence — that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ IT Systems and/or Confidential Information.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws, including information that is considered “sensitive” under such laws (collectively, “Personal Information”), from and about actual and prospective users, as well as our employees, business contacts, and other individuals. We also depend on a number of third party vendors and partners (including digital wallet providers, cryptocurrency payment processors, financial institutions, retail partners, and security and compliance providers) in relation to the operation of our business, a number of which process Personal Information on our behalf.

We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. These requirements and their application and interpretation are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements (especially related to the regulation of cryptocurrency and related assets), may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

For example, in the United States, the FTC and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. The FTC expects a company’s cybersecurity measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf.

The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which has created a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Florida, Texas, and Oregon, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. Certain states have also enacted new laws regulating specific types of personal information, such as health and biometric data or children’s data, some of which impose onerous notice and consent obligations, prohibit certain personal information processing, and/or provide for a private right of action. As a result, our processing of certain sensitive data, such as biometric data and geolocation data, in such states may subject us to additional compliance obligations and expose us to increased risk of liability. Moreover, the FTC and state attorneys general have focused particular attention on the processing of biometric data in recent years, which elevates the risk of our processing of such data even in states that have not enacted specific laws.

Additionally, we may be considered a “financial institutions” under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties. Moreover, in recent years, regulators such as the CFPB have proposed rulemaking packages focused on implementing additional oversight on large nonbank payment companies, including digital wallet services, which could indirectly affect our business. Increased regulatory scrutiny on data use and consumer protection practices in this industry may require us to adjust our data management protocols and modify our partnerships with digital wallets and payment apps that fall under the new regulations, potentially impacting our business, results of operations, and financial condition.

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

There are various risks associated with the facilitation of payments from customers, including risks related to fraud, compliance with existing and evolving rules and regulations, and reliance on third parties and any failure to comply with laws and regulations related to payments, fraud, anti-money laundering and money transmission or failure of a third party to perform could harm our business, results of operations and financial condition.

We rely upon third-party service providers, payment processors and financial institution partners to provide key components of our services on our behalf, including payments processing and disbursement. Our utilization of such payment processing tools may be impacted by factors outside of our control, including disruptions in the payment processing industry generally. If these service providers, processors or partners do not perform adequately, or if our relationships with these service providers were to change or terminate, it could negatively affect our customers’ ability to complete transactions, and our ability to operate our services. This could decrease revenue, increase costs, lead to potential legal liability and negatively impact our brands and business. In addition, if these providers increase the fees they charge us, our operating expenses could increase. Alternatively, if we respond by increasing the fees we charge to our customers, some customers may stop using our services or even close their accounts altogether.

Moreover, if we or any of our third-party payment processors or financial institution partners experience a security breach affecting payment card information, we could be subjected to fines, penalties and assessments arising out of state and federal regulatory enforcement, liability to consumers, the major card brands’ rules and regulations, contractual indemnification obligations or other obligations contained in user agreements and similar contracts, and we may lose our ability to accept card payments for our services.

Our ability to expand our services into additional countries is dependent upon the third-party service providers and partners we use to support our services. As we expand the availability of our services to additional markets or make new payment methods available to our customers in the future, we may become subject to additional and evolving regulations and compliance requirements, and may be exposed to heightened fraud risk, which could lead to an increase in our operating expenses.

The laws and regulations related to payments and financial services are complex and vary across different jurisdictions in the U.S. and globally. Furthermore, changes in laws, rules and regulations have occurred and may occur in the future, which may impact our business practices. We may be required to expend considerable time and effort to determine if such laws and regulations apply to our business and may be required to spend significant time and effort to comply, and ensure we are in compliance, with those laws and regulations. Any failure or claim of our failure to comply or any failure by our third-party service providers and partners to comply with such laws and regulations or other requirements, including the payment network rules and Payment Card Industry Data Security Standard, could divert substantial resources, result in liabilities or force us to stop offering our services, which will harm our business and results of operations.

There can be no assurance that we meet, or we will be able to meet, all compliance obligations under applicable law, including obtaining any such licenses in all of the jurisdictions we operate in or offer a service in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business financial condition and results of operations. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, penalties, fines, increased costs or liabilities, damages or require us to stop offering payment services in certain markets. For example, if we are deemed to be a money transmitter, including a money services business, provider of prepaid access, or any other similar term defined by applicable money transmission or money services business laws, or virtual currency business we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter and virtual currency business differently. For example, certain states may have a more expansive view of money transmitters and virtual currency business activities. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and as we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter or virtual currency business under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines and penalties, consequences for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, failure to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate with respect to money transmission or similar requirements apply or will be applied to us could result in licensure or registration requirements, administrative enforcement actions and/or could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the U.S. or other governments may take or what restrictions these governments may impose that will affect our ability to process, accept or transmit payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment and financial services regulations and requirements that could potentially affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our products or solutions in any given market.

We are also subject to rules governing electronic funds transfers and payment card association rules. We may also be directly or indirectly liable to the payment networks for rule violations. Payment networks set and interpret their network operating rules and may allege that our business model violates these operating rules. If such allegations are not resolved favorably, they may result in significant fines and penalties or require changes in our business practices that may be costly and adversely affect our business. The payment networks could adopt new operating rules or interpret or reinterpret existing rules, including as a result of a change in our designation by major payment card providers or by a payment network, that we or our processors might find difficult or even impossible to follow, or costly to implement. As a result, we could lose our ability to give customers the option of using cards to fund their accounts or purchases or the choice of currency in which they would like their card to be charged or we may be required to change our business operations. If we are unable to accept cards or are limited in our ability to do so, our business would be adversely affected. In addition, any increase to fees charged or interchange assessed under, or increased costs associated with compliance with, payment network rules or payment card provider rules could lead to increased fees and costs for us or our customers, which may negatively impact payments on our services and usage of our services. Payment networks have imposed, and may impose in the future, special fees on the purchase of crypto assets, including on our platform, which could negatively impact us and significantly increase our costs. We could attempt to pass these increases along to our customers, but this could negatively impact our business or result in the loss of customers, thereby reducing our revenue and earnings. If competitive practices prevent us from passing along the higher fees to our customers in the future, we may have to absorb all or a portion of such increases, thereby increasing our operating costs and reducing our earnings.

Due to the risk of our platform being used for illegal or illicit activity, any perceived or actual breach of compliance by us with respect to anti-money laundering (“AML”) laws, rules and regulations, including the Bank Secrecy Act, USA Patriot Act and Title 18 U.S.C. Sections 1956-57 and 1960, could have a significant impact on our reputation and could cause us to lose customers, prevent us from obtaining new customers, require us to expend significant funds to remedy civil and criminal problems caused by violations and to avert further violations and expose us to legal risk and potential liability that could have a material effect on our business. Several of these laws require certain companies to adopt an AML compliance program, including those companies that are characterized as a federal money services business or state money transmitter. Moreover, many states have their own AML and money transmitter and virtual currency regulatory regimes and interpretations and applications of those legal principles are complex and varied. If the federal government or any state government took the position that we were a money services business, money transmitter or virtual currency business, they could require us to register as such and obtain money transmitter or virtual currency licenses. Furthermore, should a federal or state regulator make a determination that we have operated as an unlicensed money services business, money transmitter, or virtual currency business, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences, all of which may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Third Parties

We rely on our program agreement with Sutton Bank to offer our Fold prepaid card product. If our relationship with Sutton Bank were to end, the ability to continue to offer our card product would be affected, which could affect our financial and business results.

We market Fold prepaid cards issued by Sutton Bank to consumers through a program agreement with Bank, our bank partner for the card. If our relationship with Sutton Bank were to end or if Sutton Bank were to cease or restrict operations, our ability to continue to offer our card product would be affected, which could adversely affect our financial and business results. In such an event, we would need to partner with a different bank to continue to offer the Fold Card product (as defined below). If we partner with a new bank, issuance and servicing of the Fold Card product could be disrupted and delayed as we transition to a different bank partner. We also may face increased costs and compliance burdens if the program agreement with Sutton Bank is terminated.

Sutton Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (“FDIC”). Many laws and regulations that apply directly to Sutton Bank indirectly impact us (and our products) as Sutton Bank’s service provider. As such, our partnership with Sutton Bank is subject to the supervision and enforcement authority of the FDIC, Sutton Bank’s primary banking regulator.

We may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected.

We may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. For example, we may partner with additional Bitcoin custody or service providers to expand the reach of our services or increase resilience of our network, or we may partner with other companies to provide new products or services such as a credit card or savings product. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures or strategic alliances, we consider a wide range of economic, legal and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs which may adversely affect our ability to deliver products and services to customers, may adversely impact our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.

We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers.

We rely on third parties in connection with many aspects of our business, including payment processors, banks, and payment gateways to process transactions; cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing; as well as third parties that provide outsourced customer service, compliance support and product development functions, which are critical to our operations. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not directly manage the operation of any of these third parties, including their data center facilities that we use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, data theft or loss, break-ins, computer viruses or vulnerabilities in their code, denial-of-service attacks, sabotage, acts of vandalism, loss, disruption, or instability of third-party banking relationships, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that provide services to us or to our customers on our behalf will continue to do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our customers on our behalf, such as if third-party service providers to close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

We rely on our agreements with Fortress and BitGo to offer our Bitcoin-related services. If our relationship with either Fortress or BitGo were to end, the ability to continue to offer our Bitcoin services would be affected, which could affect our financial and business results.

We market certain Bitcoin services offered or supported by the Bitcoin Service Providers to consumers through program agreements with the Bitcoin Service Providers. Fold utilizes both Fortress and BitGo for the purpose of providing operational redundancy in the event of technical or regulatory limitations at one or the other. In addition, certain states are supported by only one of the two Bitcoin Service Providers, and those states can change from time to time based on the licensing status of each provider. If our relationship with one of the Bitcoin Service Providers were to end, or if either of the Bitcoin Service Providers were to restrict or cease operations, our ability to continue to offer Bitcoin services would be affected, which could adversely affect our financial and business results. In such an event, we may need to partner with a different financial institution with authority to provide services substantially similar to our Bitcoin services to continue to offer these services. If we partner with a new crypto service provider, our Bitcoin-related services would be disrupted and delayed as customers would be required to open new accounts with a different Bitcoin service provider, and as we transition connectivity of our information technology systems to such different financial institution partner. We also may face increased costs and compliance burdens if our program agreement with one of the Bitcoin Service Providers is terminated. We entered into our agreement with Fortress in June, 2023, whereby Fortress would custody Bitcoin on behalf of our customers itself or use BitGo as a sub-custodian in states where BitGo was not authorized to provide custody services directly. In August, 2024, we entered into an agreement directly with BitGo, and we anticipate that over time more of our customers will be serviced under this direct relationship with BitGo.

Fortress is subject to regulation and supervision by the Division of Financial Institutions of the Nevada Department of Business and Industry, and BitGo is subject to regulation and supervision by the Division of Banking of the South Dakota Department of Labor and Regulation. In addition, certain custodial services are provided by BitGo’s affiliate BitGo New York Trust Company LLC, which is subject to regulation and supervision by the New York Department of Financial Services. In addition, the Bitcoin Service Providers are subject to regulation and supervision by many other state banking and financial institution regulators (individually and collectively, “State Banking Departments”). Many laws and regulations that apply directly to the Bitcoin Service Providers indirectly impact us (and our products) as a partner of the Bitcoin Service Providers. As such, our partnerships with the Bitcoin Service Providers may be subject to the supervision and enforcement authority of the State Banking Departments.

Our customers enter into agreements directly with Sutton Bank and our Bitcoin Service Providers.

Our customers enter into agreements for banking services directly with Sutton Bank, and enter into agreements for Bitcoin-related services directly with one or more of the Bitcoin Service Providers. Our third-party service providers have not agreed to indemnify us for losses based on their breaches of their agreements with our customers. Although our terms of use clearly state that we are not responsible for the services provided by those third parties, it is possible that customers could blame us for a failure by one of those third parties to fulfill its obligations. This could have a material adverse impact on our reputation and business.

We are subject to risks related to the banking and financial services ecosystem, and to our banking and crypto service providers specifically.

Volatility in the banking and financial services sectors and regulatory enforcements by the FDIC or other regulators may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnership with Sutton Bank, a member of the FDIC, and if the FDIC were to seek to enter into an enforcement action against Sutton Bank, it may adversely impact our business or relationship with Sutton Bank. For example, in February 2024, Sutton Bank became subject to an FDIC enforcement order that, among other things, required Sutton Bank to correct certain banking practices and within 60 days devise a plan to review all prepaid card customers since July 1, 2020 for compliance with anti-money laundering requirements. Similarly, for certain Bitcoin related services, we partner with the Bitcoin Service Providers, which are regulated by various federal and state regulators, and if such regulators were to enter into an enforcement action against either of the Bitcoin Service Providers, it may adversely impact our business or relationship with them. In addition, although we believe our banking and financial services programs comply with all applicable law, if Sutton Bank or Bitcoin Service Providers fail to comply with applicable law, it may adversely impact our business and reputation.

Although we believe our banking partner maintains proper records and satisfies requirements for each eligible participant’s deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount, the FDIC may disagree. In such an event, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event Sutton Bank fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at Sutton Bank are not covered by deposit insurance, or if Sutton Bank were to fail and enter receivership proceedings under the FDIA, our customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with Sutton Bank in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators.

We intend to continue to explore other products, models, and structures for our product offerings, including with existing and new bank and cryptocurrency partners. Certain of our current product offerings may subject us to reporting requirements, bonding requirements, and inspection by applicable federal or state regulatory agencies, and our future product offerings may potentially require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we fail to successfully expand and evolve our product offerings, or should our new products, models or structures, or new laws or regulations or interpretations of existing laws or regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.

Any change to the Bitcoin Service Providers’ fee schedules could adversely impact our business.

We rely on our cryptocurrency custody providers to process customers’ Bitcoin transactions and we pay these providers fees for their services. From time to time, our crypto custody providers have increased, and may increase in the future, the fees they charge for the provision of custody services and for transactions that use their networks. While these fees are payable directly by our customers, any increases in such fees might result in the loss of customers to other custodians or cryptocurrency platforms.

We are subject to economic and geopolitical risk, business cycles, and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations, and cash flows.

The payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, inflationary pressure or interest rate fluctuations may adversely affect our financial performance by reducing demand for cryptocurrencies and cryptocurrency-based services and thereby reducing transaction volumes. A reduction in transaction volumes could result in a decrease in our revenues and profits.

A downturn in the economy could force retailers or financial institutions to close or petition for bankruptcy protection, resulting in lower revenue and earnings for us. We also have a certain amount of fixed costs, such as rents and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and cause a materially adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the U.S. or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the U.S., which could adversely affect our operations. Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure in the U.S. or internationally, could have similar adverse effects on our operations, users, or third-party suppliers.

We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent customers from downloading our apps, our ability to grow may be adversely affected.

We rely upon third-party platforms for the distribution of certain products and services. Our Fold app is provided as a free application through both the Apple App Store and the Google Play Store. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our app. As such, the promotion, distribution, and operation of our app is subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to crypto assets that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and harm our business.

We rely on search engines, social networking sites, and other web-based platforms to attract a meaningful portion of our users, and if those search engines, social networking sites and other web-based platforms change their listings or policies regarding advertising, or increase their pricing or suffer problems, it may limit our ability to attract new users.

Many users locate our website through internet search engines, such as Google, and advertisements on social networking sites and other web-based platforms. If we are listed less prominently or fail to appear in search results for any reason, downloads of our mobile application, and visits to our website and kiosks, could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition and results of operations could be adversely affected.

Furthermore, competitors may in the future bid on search terms that we use to drive traffic to our website and engagement with current and potential users. Such actions could increase our marketing costs and result in decreased traffic to our website or use of our application. In addition, search engines, social networking sites and other web-based platforms may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website or use of our application. Additionally, new search engines, social networking sites and other web-based platforms may develop in specific jurisdictions or more broadly that reduce traffic on existing search engines, social networking sites and other web-based platforms. Moreover, the use of voice recognition technology such as Alexa, Google Assistant, Cortana, or Siri may drive traffic away from search engines, potentially resulting in reduced traffic to our website or use of our application. If we are not able to achieve awareness through advertising or otherwise, we may not achieve significant traffic to our website or mobile application.

Risks Related to Intellectual Property

Our intellectual property rights are valuable, and any inability to protect them could adversely impact our business, operating results, and financial condition.

Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, copyright, trade secret and other intellectual property laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand, our proprietary technology and our intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective and may not adequately permit us to gain or keep any competitive advantage. Despite our efforts to obtain and maintain intellectual property rights, we cannot guarantee that will be able to prevent unauthorized use or disclosure of our confidential information, intellectual property or technology, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

Effective protection of our intellectual property may be expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. As we have grown, we have sought to obtain and protect our intellectual property rights in an increasing number of countries, a process that can be expensive and may not always be successful. Further, intellectual property protection may not be available to us in every country in which our products and services may become available.

We may be sued by third parties for alleged infringement of their intellectual property rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the cryptocurrency and payments industries, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe or otherwise violate the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing or have misappropriated their intellectual property rights, and we may be found liable as a result. Any claims or litigation, whether having merit or not, could cause us to incur significant expenses and may be time consuming to defend. And if any such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments, we could be prevented from offering our products or services or using certain technologies, or we could be forced to implement expensive work-arounds. We expect that the occurrence of infringement claims related to our Bitcoin related products and services is likely to grow as the Bitcoin market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and potentially exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our common stock may decline. Even if intellectual property claims are meritless, do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business.

Our technology platform includes software licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology or services.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public, be precluded from charging fees to users of our proprietary software, or be required to license our proprietary software for purposes of making derivative works. Among other things, this would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of competitive advantage. While we try to avoid subjecting our proprietary software to such open-source licenses, we cannot guarantee we will always be successful, and if we discover any potential open-source issues, we could be required to expend substantial time and resources to re-engineer some or all of our software.

We have not recently conducted an extensive audit of our use of open source software and, as a result, we cannot assure you that our processes for controlling our use of open source software in our platform are, or will be, effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face litigation or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition. Moreover, the terms of many open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Employees and Other Service Providers

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely impact our business, operating results, and financial condition.

We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Reeves, our co-founder and Chief Executive Officer, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance and legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the cryptoeconomy, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries, benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.

Our culture emphasizes innovation, and if we cannot maintain this culture, our business and operating results could be adversely impacted.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture, we could lose the innovation, creativity and teamwork that has been integral to our business. Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, or reductions in force. In such cases, we may find it difficult to prevent a negative effect on employee morale or attrition beyond our planned reduction, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.

In the event of employee or service provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide trainings to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms. This can lead to high risk of confusion among employees and service providers with respect to compliance obligations, particularly including confidentiality, data access, trading, and conflicts. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.

General Risk Factors

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the Bitcoin market and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted the cryptoeconomy, although the extent of which remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the cryptoeconomy, central bank monetary policies, instability in the global banking system and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of Bitcoin. To the extent general economic conditions and the Bitcoin market materially deteriorate or the current decline continues for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions improve, there is no guarantee that the cryptoeconomy will similarly improve.

Further, in 2022, a number of blockchain protocols and crypto financial firms, and in particular protocols and firms involving high levels of financial leverage such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises leading to the 2022 Events. Some of the 2022 Events are alleged or have been held to be the result of fraudulent activity by insiders, including misappropriation of customer funds and other illicit activity and internal controls failures. In connection with the 2022 Events, concerns were raised about the potential for a market condition where the failure of one company leads to the financial distress of other companies, which has the potential to depress the prices of assets used as collateral by other firms. If such a market condition were to become widespread in the cryptoeconomy, we could suffer from increased counterparty risk, including defaults or bankruptcies of major customers or counterparties, which could lead to significantly reduced activity on our platform and fewer available Bitcoin market opportunities in general. Further, forced selling of Bitcoin by distressed companies could lead to lower Bitcoin prices and may lead to a reduction in our revenue. To the extent that conditions in the general economic and the Bitcoin market were to materially deteriorate, our ability to attract and retain customers may suffer.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Further, if the instability in the global banking system continues or worsens, there could be additional negative ramifications, such as additional all market-wide liquidity problems or impacted access to deposits and investments for customers of affected banks and certain banking partners, and our business, operating results and financial condition could be adversely affected.

We are a remote-first company which subjects us to heightened operational risks.

Our employees and service providers work from home and we are a remote-first company. This subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes may not be as robust as in an office environment and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in an office environment. Further, the security systems in place at our employees’ and service providers’ homes may be less secure than those used in an office environment, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. We also face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.

Being a remote-first company may make it more difficult for us to preserve our corporate culture and our employees may have decreased opportunities to collaborate in meaningful ways. Further, we cannot guarantee that being a remote-first company will not have a negative impact on employee morale and productivity. Any failure to preserve our corporate culture and foster collaboration could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, and execute on our business strategy.

Environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, regulators, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

Changes in U.S. and foreign tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are subject to complex tax laws and regulations in the United States and may become subject to a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, our future income tax obligations could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, including changes with possible retroactive application or effect.

Our determination of our tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such a challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, if we become a multinational business, we may have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, if we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate or may operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. Effective beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we may do business. As of July 2023, nearly 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.

In addition, the IRS has yet to issue guidance on a number of important issues regarding the tax treatment of cryptocurrency and the products we provide to our customers and from which we derive our income. In the absence of such guidance, we will take positions with respect to any such unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

We also are subject to non-income taxes, such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes in the United States and may become subject to similar non-income taxes in various foreign jurisdictions. Specifically, we may be subject to new allocations of tax as a result of increasing efforts by certain jurisdictions to tax activities that may not have been subject to tax under existing tax principles. Companies such as ours may be adversely impacted by such taxes. Tax authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could have an adverse effect on our operating results and financial condition.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Our ability to use our deferred tax assets may be subject to certain limitations under U.S. or foreign law.

Realization of our deferred tax assets, in the form of future domestic or foreign tax deductions, credits or other tax benefits, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.

Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if, in future years, such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes in future years despite any available future tax deductions, U.S. federal net operating loss (“NOL”) carryforwards, credits or other tax benefits that we accumulate.

If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our stock.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and the related precautionary measures that we adopted have in the past resulted, and could in the future result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.

We might require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, expanding our international operations, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or Bitcoin market could adversely affect our business and the value of our common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

Risks Related to Being a Public Company Following the Business Combination

The market price of shares of our common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	conditions that impact demand for our products and/or services;

●	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

●	the size of our public float;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	changes in laws or regulations, including laws or regulations relating to environmental, health and safety matters or initiatives relating to climate change, or changes in the implementation of regulations by regulatory bodies, which adversely affect our industry or us;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

●	changes in our dividend policy;

●	adverse resolution of new or pending litigation against us; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock or if our reporting results do not meet their expectations, the market price of our common stock could decline.

Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

We may issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including through our Incentive Award Plan and Employee Stock Purchase Plan (“ESPP”), and through acquisitions. We may also execute or have executed agreements which allow certain third parties the right to purchase additional shares of our common stock or securities convertible into common stock. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of the Nasdaq, may strain our resources, increase our costs and require additional attention of management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the Nasdaq, which Legacy Fold was not required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and significantly increases our costs and expenses.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we will be required in the future to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated.

If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be any additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline. We could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Changes to, or changes to interpretations of, the U.S. federal, state, local or other jurisdictional tax laws could have a material adverse effect on our business, financial condition and results of operations.

All statements contained herein concerning U.S. federal income tax (or other tax) consequences are based on existing law and interpretations thereof. The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled and may be subject to significant change. While some of these changes could be beneficial, others could negatively affect our after-tax returns. Accordingly, no assurance can be given that the currently anticipated tax treatment will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect. In addition, no assurance can be given that any tax authority or court will agree with any particular interpretation of the relevant laws.

State, local or other jurisdictions could impose, levy or otherwise enforce tax laws against us. Tax laws and regulations at the state and local levels frequently change, especially in relation to the interpretation of existing tax laws for new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future taxes, which could have a material adverse effect on our business, financial condition and results of operations.

If the perceived benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the perceived benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline, which could contribute to the loss of all or part of your investment.

Broad market and industry factors may materially harm the market price of our securities after the Business Combination, irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies, notably in the Bitcoin financial services industry, which investors perceive to be similar to us, could depress our stock price regardless of its business, prospects, financial conditions or results of operations. A decline in the market price for our securities also could adversely affect our ability to issue additional securities and to obtain additional financing in the future.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our Common Stock;

●	a reduced level of trading activity in the secondary trading market for our Common Stock;

●	a limited amount of news and analyst coverage for us;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	our securities would not be “covered securities” under the National Securities Markets Improvement Act of 1996, which is a federal statute that prevents or pre-empts the states from regulating the sale of certain securities, including securities listed on the Nasdaq, in which case our securities would be subject to regulation in each state where we offer and sell securities.

Future resales of our securities may cause the market price of such securities to drop significantly, even if our business is doing well.

The sale of our securities in the public market, including by entities to which we have issued shares in connection with transactions, or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We may issue additional shares or other equity securities without your approval, which would dilute your ownership interest and may depress the market price of our securities.

Pursuant to the Incentive Award Plan, we may initially issue an aggregate of up to the number of shares equal to 10% of our Common Stock issued and outstanding at the Closing on a fully-diluted basis, which amount will automatically increase annually and may further be subject to increase from time to time. We may also issue additional securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without shareholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing shareholders’ proportionate ownership interest in us will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each share of previously outstanding common stock may be diminished; and

●	the market price of our securities may decline.

Fluctuations in operating results, quarter to quarter earnings and other factors, including incidents involving customers and negative media coverage, may result in significant decreases in the price of our securities.

The stock markets experience volatility that is often unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our securities, and, as a result, there may be significant volatility in the market prices of our securities. Separately, if we are unable to achieve profitability in line with investor expectations, the market price of our Common Stock will likely decline when it becomes apparent that the market expectations may not be realized. In addition to operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our securities and increase fluctuations in our results. These factors include certain of the risks discussed herein, operating results of other companies in the same industry, changes in financial estimates or recommendations of securities analysts, speculation in the press or investment community, negative media coverage or risk of proceedings or government investigation, change in government regulation, foreign currency fluctuations and uncertainty in tax policies, the possible effects of war, terrorist and other hostilities, other factors affecting general conditions in the economy or the financial markets or other developments affecting the Bitcoin financial services industry.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Claims for indemnification by our directors and officers may reduce its available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our organizational documents provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at its request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

●	the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our bylaw provisions to reduce its indemnification obligations to directors, officers, employees and agents.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, as of the closing of the Business Combination. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in EMLD’s initial public offering. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares of common stock less attractive because we will rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active market for our shares of common stock and our share price may be more volatile.

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our Preferred Stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairperson of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

●	granting the ability to remove directors with cause by the affirmative vote of 662/3% in voting power of the outstanding shares of our Common Stock entitled to vote thereon;

●	requiring the affirmative vote of at least 662/3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Bylaws or certain provisions of the Charter; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in the Board and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which will prevent some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of the Charter or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

The Public Warrants have become exercisable for shares of our Common Stock, which exercise could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding Public Warrants to purchase an aggregate of 12,434,671 shares of our Common Stock have become exercisable following the completion of the Business Combination. Each whole warrant entitles the holder thereof to purchase one share of our Common Stock at a price of $11.50 per whole share, subject to adjustment. Public Warrants may be exercised only for a whole number of shares of our Common Stock. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the then existing holders of our Common Stock and an increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants or for amendments necessary for the warrants to be classified as equity. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

The Public Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, N.A., as warrant agent, and EMLD. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants (i) in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment or (ii) to the extent necessary for the Public Warrants to be classified as equity in the financial statements without the consent of any holder. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

Emerald has the ability to redeem outstanding Public Warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Public Warrants, we have an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. If and when the Public Warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants could force you: (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of our shares in connection with redemptions pursuant to the Business Combination.

The Inflation Reduction Act, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax. The Treasury issued proposed regulations on April 12, 2024 and final regulations on June 28, 2024, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Although such notice and Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear.

Because we are a Delaware corporation and our securities trade on Nasdaq, we are a “covered corporation” for purposes of the Excise Tax. Because the application of the Excise Tax is not entirely clear, the redemptions effected in connection with the Business Combination may be subject to the Excise Tax. The extent to which we will be subject to the Excise Tax in connection with such redemptions will depend on a number of factors, including: (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemptions, (iii) the nature and amount of any PIPE issuances, (iv) the nature and amount of the equity issued by us in connection with the Business Combination, including the shares issued to Legacy Fold stockholders in the Business Combination (or otherwise issued by EMLD not in connection with the Business Combination but within the same taxable year of the redemption treated as a repurchase of stock), and (v) the content of any proposed or final regulations and other guidance from the Treasury.

The imposition of the Excise Tax on us as a result of such redemptions could reduce the amount of cash available to the Company following the Closing, which could cause investors in our securities who did not redeem or the other stockholders of the Company to economically bear the impact of any such Excise Tax.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical systems and information. While everyone at our company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by our board of directors, our audit and compliance committee (“Audit Committee”), and senior management. Our cybersecurity risk management program is integrated into our overall enterprise risk management program.

Our cybersecurity risk management program includes:

●	physical, technological, and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity, and availability of our key information systems and customer, employee, partner, and other third-party information stored on those systems, such as access controls, encryption, data handling requirements, and other cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;

●	a defined procedure for timely incident detection, containment, response, and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;

●	cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services, and broader enterprise IT environment;

●	a security team responsible for managing our cybersecurity risk assessment processes and security controls;

●	the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls;

●	annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information, such as consumer information; and

●	a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data.

Over the past fiscal year, we have not identified material risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

Cybersecurity Governance

With oversight from our board of directors, the Audit Committee is primarily responsible for assisting our board of directors in fulfilling its ultimate oversight responsibilities relating to risk assessment and management, including relating to cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified risks, including risks relating to cybersecurity threats.

The Audit Committee receives updates from members of management, including the Chief Technology Officer and VP Risk & Compliance, on our cybersecurity risks at its quarterly meetings, and reviews metrics about cyber threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity threats or incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to our board of directors regarding its activities, including those related to key cybersecurity risks, mitigation strategies, and ongoing developments, on a quarterly basis or more frequently as needed. The board of directors also receives updates from management on our cyber risk management program and other matters relating to our data privacy and cybersecurity approach, including risk mitigations to bolster and enhance our data protection and data governance framework. Members of our board of directors receive presentations that include cybersecurity topics and the management of key cybersecurity risks as part of the continuing education of our board of directors on topics that impact public companies.

Our management team, including our Chief Technology Officer and VP Risk & Compliance, is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis, and supervises both our internal cybersecurity personnel and the relationship with our retained external cybersecurity consultants. Our management’s experience includes years of working in the cybersecurity field in various industries, including the financial services industry.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including through briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our headquarters at 11201 N Tatum Boulevard, Suite 300 #42035, Phoenix, Arizona 85028. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS.

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We currently do not have any claims, lawsuits, or proceedings against us that, individually or in the aggregate, would be considered material to our business or likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on December 16, 2021. Upon closing of the Business Combination, any units that had not already separated were separated into their component parts and ceased trading.

Our Class A common stock and warrants commenced separate trading on February 7, 2022. Following the closing of the Business Combination, we reclassified our Class A common stock as common stock.

Our common stock and warrants are each currently listed on Nasdaq under the symbols FLD and FLDDW, respectively.

Holders

As of the Closing, the Company had 46,138,876 shares of Common Stock issued and outstanding held of record by 77 holders, no shares of preferred stock outstanding and 12,434,671 warrants outstanding held of record by one holder. Such amounts do not include DTC participants or beneficial owners holding shares through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date. Subject to applicable law, the rights and preferences of the holders of our preferred stock and any other provisions of our Charter, as it may be amended from time to time, holders of our common stock will be entitled to receive such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board, in its discretion, from time to time out of assets or funds of the Company legally available therefor.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, FLD had no securities authorized for issuance under equity compensation plans. In connection with the Business Combination, the Company adopted the Incentive Award Plan and the ESPP, each of which became effective on the date of the Closing.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On December 20, 2021 and January 14, 2022, we sold 890,000 and 86,081 placement units, respectively, in the private placement for an aggregate purchase price of $9,760,810, or $10.00 per unit, to our sponsor pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consisted of one share of Class A common stock and one half of a placement warrant. The placement warrants were forfeited by our sponsor at the closing of the Business Combination. The placement shares became transferable 30 days after the closing of the Business Combination.

Information about additional unregistered sales of our equity securities in connection with the Business Combination is set forth under Item 2.01 of our Current Report on Form 8-K filed with the SEC on February 14, 2025.

Use of Proceeds

On December 20, 2021, we consummated the initial public offering of 22,000,000 units generating gross proceeds of $220,000,000. On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale on January 14, 2022 of an additional 2,869,342 units for total gross proceeds of $28,693,420, bringing the aggregate gross proceeds of the initial public offering to $248,693,420. Each unit consisted of one share of our Class A common stock and one half of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

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

Following the closing of the initial public offering and the private placement, an amount of $251,180,354 ($10.10 per unit) from the net proceeds from the sale of the units in the initial public offering and the placement units in the private placement was placed in the trust account. In connection with the Meeting, the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. In connection with the January Meeting, the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. In connection with the Third Extension Meeting, the holders of 112,068 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $11.01878 per share, for an aggregate redemption amount of approximately $1.2 million.

In connection with the closing of the Business Combination, the holders of 3,304,183 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $11.07 per share, for an aggregate redemption amount of approximately $36,576,096. Following those redemptions, an aggregate of approximately $14,052,210 was paid from the trust account to cover expenses incurred by Legacy Fold and EMLD in connection with the Business Combination. The remaining balance in the trust account of approximately $799,176 was released to the Company for general corporate purposes and the trust account was closed.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on February 19, 2021, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses, which we refer to herein as our “Business Combination.”

Recent Developments

On September 19, 2023, we held a special meeting of our stockholders (the “Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated December 15, 2021, with Continental Stock Transfer & Trust Company, as trustee (as amended, the “Trust Agreement”), to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting, the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. Following the redemptions, 15,630,150 shares of redeemable Class A common stock remained outstanding.

Between September 7 and 15, 2023, we entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares in connection with the Meeting. In exchange for the foregoing commitments not to redeem public shares, the Company agreed to issue or cause to be issued an aggregate of 1,610,000 Class A Shares at the time of the Company’s initial business combination. In addition, the Company agreed that it will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due pursuant to the IR Act upon a redemption of public shares, including in connection with the Charter Amendment, an initial business combination or liquidation of the Company.

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

On January 19, 2024, we held a special meeting of our stockholders (the “January Meeting”) at which the Company’s stockholders approved (A) an amendment (the “January Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “January Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting, the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. Following the redemptions, 4,757,884 shares of redeemable Class A common stock remained outstanding.

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

On December 17, 2024, we held a special meeting of our stockholders (the “Third Extension Meeting”) at which the Company’s stockholders approved (A) an amendment (the “Third Charter Amendment”) to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from December 20, 2024 to December 20, 2025 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment (the “Third Trust Amendment”) to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Third Charter Amendment. In connection with the Third Extension Meeting, the holders of 112,068 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $11.01878 per share, for an aggregate redemption amount of approximately $1.2 million. Following the redemptions, 4,645,816 shares of redeemable Class A common stock remain outstanding. As of December 31, 2024, we recorded $1,167,245 of excise tax liability calculated as 1% of the shares redeemed on January 19, 2024 and December 17, 2024.

On February 14, 2025, we completed our Business Combination with Fold.

Results of Operations

Our only activities through December 31, 2024, were organizational activities, those necessary to prepare for the initial public offering (the “Public Offering”), described below, identifying a target company for a Business Combination and consummating the acquisition of Fold. We do not expect to generate any operating revenues until after the completion of the Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $1,868,532, which consisted of general and administrative expenses of $2,920,423, non-redemption agreement expense of $838,825, provision for income tax of $628,508 and interest expense of $434,696, offset by interest income earned on investments held in Trust Account of $2,953,920.

For the year ended December 31, 2023, we had net income of $4,443,634, which consisted of interest income earned on investments held in Trust Account of $11,207,609, partially offset by operating and formation costs of $3,730,488, provision for income tax of $2,325,087 and non-redemption agreement expense of $708,400.

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

As of December 31, 2024, we had $906,043 in cash held outside of trust and a working capital deficit of $8,366,213. Prior to the completion of our Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to us of up to $300,000 by our Sponsor under an unsecured promissory note which was repaid on December 27, 2021.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete the initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. The Sponsor originally agreed to loan us up to an aggregate principal amount of $1,500,000 under the Promissory Note. On October 16, 2023, the Company and the Sponsor amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000 (described in Note 5). At December 31, 2024 and 2023, $3,000,000 and $2,025,000 of such Working Capital Loans were outstanding, respectively. As a result of the Business Combination the Working Capital Loans were repaid.

On October 25, 2024, the Company issued a promissory note (the “October Note”) to Frontier SPV, LLC (“Frontier”), an affiliate of the Company’s sponsors. Pursuant to the October Note, Frontier agreed to loan the Company up to an aggregate principal amount of $2,000,000. The October Note is non-interest bearing and all outstanding amounts under the October Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the October Note may be converted into units or shares. As of December 31, 2024 and 2023, there was $1,218,651 and $0 outstanding under the October Note, respectively. As a result of the Business Combination the October Note was repaid.

On October 31, 2024, the Company issued a promissory note (the “Tax Note”) to Frontier. Pursuant to the Tax Note, Frontier agreed to loan the Company an aggregate principal amount of $973,116, which was used to satisfy the Company’s excise tax liability. The Tax Note is non-interest bearing and all outstanding amounts under the Tax Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the Tax Note may be converted into units or shares. As of December 31, 2024 and 2023, there was $973,116 and $0 outstanding under the Tax Note, respectively. As a result of the Business Combination the Tax Note was repaid.

As of December 31, 2024, we had cash, investments and marketable securities held in the Trust Account of $51,289,643. On September 19, 2023, we held the Meeting at which the Company’s stockholders approved (A) the Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from September 20, 2023 to January 19, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Charter Amendment. In connection with the Meeting, the holders of 9,239,192 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.4762 per share, for an aggregate redemption amount of approximately $96,791,644. On January 19, 2024, we held the January Meeting at which the Company’s stockholders approved (A) the January Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from January 19, 2024 to December 20, 2024 (or such earlier date as determined by the Company’s Board of Directors); and (B) the January Trust Amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the January Charter Amendment. In connection with the January Meeting, the holders of 10,872,266 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.6224 per share, for an aggregate redemption amount of approximately $115,489,643. On December 17, 2024, we held the Third Extension Meeting at which the Company’s stockholders approved (A) the Third Charter Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate its initial business combination from December 20, 2024 to December 20, 2025 (or such earlier date as determined by the Company’s Board of Directors); and (B) an amendment to the Trust Agreement to allow the trustee to liquidate the Trust Account at such time as may be determined by the Company as set forth in the Third Charter Amendment. In connection with the Third Extension Meeting, the holders of 112,068 shares of redeemable Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $11.01878 per share, for an aggregate redemption amount of approximately $1.2 million. Following the redemptions, 4,645,816 shares of redeemable Class A common stock remain outstanding.

On January 3, 2024, we entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), Emerald ESG Sponsor LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), to cover working capital requirements of the Company and costs related to a possible extension of the Company’s trust liquidation date (the “Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Capital Contribution”). An initial capital call of $350,000 took place within five (5) business days of the signing of the Subscription Agreement, and a second capital call of $200,000 took place on April 2, 2024. As a result of the Business Combination, Polar received $550,000 and 550,000 shares of common stock of the Company in full payment of the Company’s obligations under the Subscription Agreement.

We completed our Business Combination with Fold on February 14, 2025, and have raised sufficient capital for our operations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

We entered into an administrative services agreement pursuant to which we pay the Sponsor or its designee a monthly fee of $30,000 for office space, administrative and shared personnel support services to the Company. We began incurring these fees on December 16, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2024, we incurred $360,000 for the administrative support services. As of December 31, 2024, $646,452 of the administrative support fees are in accrued expenses in the accompanying balance sheets.

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

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the Public Offering. We paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) net of underwriter’s expenses, upon the closing of the Public Offering. We also engaged CCM to act as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination. CCM will also be entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the over-allotment option, payable at the closing of the Business Combination. The underwriter had agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commission. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been reflected in the accompanying balance sheets. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any Business Combination. As a result, we reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses as of December 31, 2023.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock sold in the Public Offering and over-allotment feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 4,645,816 and 15,630,150 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Executive Officers
Will Reeves	36	Chief Executive Officer and Director
Wolfe Repass	35	Chief Financial Officer
Nicolleta Goncalves	33	Vice President of Risk and Compliance
Thomas Dickman	34	Chief Technology Officer
Non-Employee Directors
Lesley Goldwasser	63	Director
Kirstin Hill	46	Director
Andrew Hohns	45	Director
Jonathan Kirkwood	42	Director
Erez Simha	61	Director
Bracebridge H. Young, Jr.	67	Director

Executive Officers

Will Reeves

Mr. Reeves has served as our Chief Executive Officer and as a Class II member of the Board since February 2025. Mr. Reeves co-founded Legacy Fold in 2019 and has served as Chief Executive Officer of Legacy Fold and as a Director since its inception. Over the past eight years, Mr. Reeves has held product leadership positions at Thesis, Inc., A3Ventures, LLC and BYND, leading digital transformation and the development of innovation projects for Google and other Fortune 500 technology companies. Prior to founding Legacy Fold, Mr. Reeves was the Head of Payments at Thesis, Inc. from May 2018 to September 2019, where he led the development and strategic direction of the Bitcoin venture studio’s innovative payment and financial technologies. Mr. Reeves also has extensive experience in consumer finance. Prior to joining Thesis, Inc., Mr. Reeves played a key role at A3 Ventures, advancing mobility and commerce through the corporate innovation and investment arm of American Automobile Association. Mr. Reeves holds a B.A. in Rhetoric and Political Science from the University of California, Berkeley. We believe Mr. Reeves is well qualified to serve on the Board because of his background in product development, consumer finance and bitcoin and his operational and historical expertise gained from serving as Legacy Fold’s Chief Executive Officer since August 2019.

Wolfe Repass

Mr. Repass has served as our Chief Financial Officer since February 2025. Mr. Repass has served as Legacy Fold’s Chief Financial Officer since October 2024, prior to which he served as Legacy Fold’s Vice President of Finance and Operations beginning in September 2023, and has held various roles in the Finance and Operations department of Legacy Fold since joining Legacy Fold in May 2021. While at Legacy Fold, Mr. Repass has played a key role in establishing its financial, accounting, and operational foundations. Mr. Repass has more than 13 years of experience in finance and accounting, including roles as the Director of International Accounting for PopSockets LLC and as a Senior Manager of Accounting Operations at Robinhood Markets LLC. From July 2011 to June 2020, Mr. Repass held various positions within the assurance department of PricewaterhouseCoopers LLP (“PwC”), most recently, as Senior Manager. While at PwC, Mr. Repass specialized in providing PCAOB-compliant audit services, including Sarbanes–Oxley Act compliance, for multiple Fortune 250 clients and spent two years in Singapore providing U.S. GAAP reporting services for multiple foreign entities and U.S. subsidiaries. Mr. Repass holds a B.S. in Accounting from Bradley University and is a licensed Certified Public Accountant in the state of Colorado.

Nicolleta Goncalves

Ms. Goncalves has served as our Vice President of Risk and Compliance since February 2025. Ms. Goncalves has held various positions at Legacy Fold since 2022, serving as Director of Risk and Compliance until September 2023 when she began serving as Legacy Fold’s Vice President of Risk and Compliance. Ms. Goncalves works with internal and external stakeholders to ensure compliance with regulatory requirements and industry best practices. Ms. Goncalves has over eight years of experience in the FinTech and Crypto space. She holds a Chainalysis KYT Certificate (CKC) and Certified Anti-Money Laundering Specialist (CAM) credentials. Prior to joining Legacy Fold, Ms. Goncalves held positions at Zoro Card and Metallicus. Ms. Goncalves holds a B.A. in Public Relations from Bradley University.

Thomas Dickman

Mr. Dickman has served as our Chief Technology Officer since February 2025. Mr. Dickman has held various positions at Legacy Fold since its founding in 2019, serving as Senior Software Engineer until September 2023 when he began serving as Legacy Fold’s Chief Technology Officer. Mr. Dickman oversees Fold’s technology vision, strategy, and infrastructure, while ensuring that technology investments align with business goals and drive innovation. Mr. Dickman has more than a decade of experience in the software engineering field, including extensive leadership experience. Prior to joining Legacy Fold, Mr. Dickman held positions at RetailMeNot. Inc. and Northrop Grumman. Mr. Dickman holds a B.S. in Electrical Engineering and an M.S. in Computer Engineering from the University of Cincinnati.

Non-Employee Directors

Lesley Goldwasser

Ms. Goldwasser has served as a Class III member of the Board since February 2025. Ms. Goldwasser has been a Managing Partner of GreensLedge Capital Markets LLC (“GreensLedge”) since September 2013. Prior to joining GreensLedge, Ms. Goldwasser was associated with Credit Suisse Group AG (“Credit Suisse”) as a Managing Director from September 2010 to November 2013, where she had global responsibility for the Hedge Fund Strategic Services unit. Before Credit Suisse, Ms. Goldwasser spent 12 years at Bear Stearns where she was co-head of Global Debt and Equity Capital Markets units and had global responsibility for structured products. Prior to her tenure at Bear Stearns, Ms. Goldwasser spent 12 years at Credit Suisse in a variety of management positions, including responsibility for both the Asset Backed and Non-Agency Mortgage Trading Desks. Ms. Goldwasser has been a member of the Board of Directors of TipTree Inc. (Nasdaq: TIPT), a financial services company, since January 2015, and currently serves as the lead Independent Director. She served as a director of FinTech Acquisition Corp. V, a blank check company, from December 2020 through its liquidation in December 2022. She also served as a director of FTAC Parnassus Acquisition Corp., a blank check company, from March 2021 through its liquidation in March 2023. She is the former lead Independent Director of Flagstar Bancorp (NYSE: FBC). Ms. Goldwasser is a graduate of the University of Cape Town, South Africa. We believe that Ms. Goldwasser’s extensive experience in the financial services industry makes her qualified to serve as a member of the Board.

Kirstin Hill

Ms. Hill has served as a Class III member of the Board since February 2025. Ms. Hill currently serves as President and Chief Operating Officer of Social Finance, a national nonprofit and registered investment advisor. Previously, Ms. Hill spent 25 years at Bank of America/Merrill Lynch, most recently as Chief Operating Officer for Merrill Lynch Wealth Management, overseeing growth strategy, digital platforms, client service, sales performance, advisor compensation and field operations. Ms. Hill holds a bachelor’s degree from Harvard University. We believe that Ms. Hill’s significant experience in securities and banking regulation compliance makes her qualified to serve as a member of the Board.

Andrew Hohns

Dr. Hohns has served as a member of the Board since December 2021. Dr. Hohns is Chief Executive Officer of Newmarket, a registered investment advisor he founded in 2020. Newmarket manages capital on behalf of institutional investors worldwide, specializing in structured credit opportunities. In 2022, Newmarket established Battery Finance, a subsidiary focused on institutional investment strategies related to bitcoin. Dr. Hohns is a regular speaker at industry conferences, with expertise in infrastructure, securitization, socially responsible investment, impact investment, development finance, and bitcoin. Prior to establishing Newmarket, Dr. Hohns was a Managing Director at Mariner Investment Group from 2012 through 2020, and a Managing Director at Cohen & Company from 2005 through 2012. He was a Director of INSU Acquisition Corp II from September 2020 to February 2021. Since 2016, Dr. Hohns has served as a Director of UNICEF USA. Dr. Hohns holds a B.S. in Economics from the Wharton School at the University of Pennsylvania, a Masters in Liberal Arts from the School of Arts and Sciences at the University of Pennsylvania, and a PhD in Applied Economics and Managerial Sciences from the Wharton School at the University of Pennsylvania We believe that Mr. Hohns’ experience in structured finance and investment management makes him qualified to serve as a member of the Board.

Jonathan Kirkwood

Dr. Kirkwood has served as a Class II member of the Board since February 2025. Dr. Kirkwood co-founded Ten31 LLC, a leading Bitcoin investment platform, in 2020 and has served as its Managing Partner since its inception. As Managing Partner of Ten31 LLC, Dr. Kirkwood leverages his extensive experience in fintech and bitcoin investment management, strategic advisory, and business development to oversee the deployment of over $130 million across 35 companies within the Bitcoin ecosystem. Dr. Kirkwood’s expertise in capital raising, regulatory compliance and portfolio management have been critical in guiding high-risk, high-uncertainty ventures to successful outcomes. His leadership spans various sectors, including bitcoin mining, exchanges, payments, security software and hardware, and AI-driven tools. Dr. Kirkwood sits on the board of directors of Start9 Labs Inc., a user-friendly platform provider for personal servers, and Battery Finance, a subsidiary of Newmarket focused on institutional investment strategies related to bitcoin. Dr. Kirkwood holds a B.S. in Biology from the University of Evansville, an M.D. from Ross University School of Medicine and an M.B.A. from Ball State University. We believe Dr. Kirkwood’s strategic insight, leadership experience and industry expertise make him well qualified to serve as a member of the Board.

Erez Simha

Mr. Simha has served as a Class III member of the Board since February 2025. Mr. Simha brings over 20 years of experience and a proven track record of scaling high-tech disruptive companies in multiple industries, including food-tech, blockchain, 3D printing, and digital assets. Mr. Simha currently serves as a senior financial advisor to a payment processing workforce solution private company and as a board member and treasurer of The Village LTD, a 501(c) nonprofit corporation. From 2022 through 2023, Mr. Simha served as the Chief Financial Officer at Genius Group (NYSE: GNS). From 2020 through 2022, Mr. Simha served as a director and President and Chief Financial Officer at Apifiny Group (NASDAQ: MFH). From 2019 through 2020, Mr. Simha served as Chief Financial Officer and Chief Operating Officer at Kangaroo (Roo Inc.). From 2017 through 2019, Mr. Simha served as Chief Financial Officer and Chief Operating Officer at Food-Tech. From 2011 through 2017, Mr. Simha served as Chief Financial Officer and Chief Operating Officer at STRATASYS LTD (NASDAQ: SSYS). From 2004 through 2011, Mr. Simha served in various capacities, including Vice President of Customer Support, Finance and Operations, Orbotech Pacific Vice President of Finance and Operations, Corporate Vice President of Finance and Chief Financial Officer, at Orbotech LTD. (NASDAQ: ORBK). Mr. Simha holds a Bachelors Degree in Economics and Accounting and a Masters Degree in Business Administration and Finance from Tel Aviv University. He is a Certified Public Accountant. We believe that Mr. Simha’s experience in SPAC transactions, public company reporting requirements and GAAP and IFRS reports makes him qualified to serve as a member of the Board.

Bracebridge H. Young Jr.

Mr. Young has served as a Class I member of the Board since February 2025 and also currently serves as Vice Chairman of Bracebridge Capital, a Boston based hedge fund. In addition, Mr. Young serves as a member of the board of advisors of Newmarket Investment Advisors and Upwell, a technology-enabled water asset management company. Mr. Young served as President and Chief Executive Officer of EMLD from June 2021 to February 2025. Mr. Young served as Chief Executive Officer at Eclat Impact in 2016. From 2000 through 2015, Mr. Young served as Chief Executive Officer and Partner at Mariner Investment Group. He joined Mariner directly from Goldman Sachs, where he began on the Commercial Paper trading desk in 1980 and subsequently served as Head Trader of Institutional Liquid Assets, Co-Head of the Money Market Sales and Trading Department in New York, Partner in charge of Fixed-Income in Tokyo, Head of Fixed-Income and foreign exchange sales in London, and, finally, Partner and Head of European Debt Capital Markets in New York. Mr. Young serves on the board of directors of Social Finance USA, a Boston-based nonprofit organization dedicated to mobilizing investment capital to drive social change, serves on the boards of directors for Social Progress Imperative, a non-profit best known for measuring a government’s social and environmental performance, Cultivo, a platform designed to finance the regeneration of nature, and TerViva, an agricultural innovation company partnering with farmers to grow and harvest Pongamia. Mr. Young received a B.A from Bowdoin College in 1977 and an M.B.A. from New York University’s Stern School of Business in 1983. We believe that Mr. Young’s experience in corporate leadership and private equity makes him qualified to serve as a member of the Board.

Board Composition

Our business and affairs are organized under the direction of the Board. The Board consists of seven members and Dr. Kirkwood serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of our Charter, the Board is divided into three classes, Class I, Class II and Class III, with only one class of directors being elected each year and each class serving a three-year term. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The Board is divided into the following classes:

●	Class I, consisting of Mr. Young and Mr. Hohns, whose terms will expire at our first annual meeting of stockholders to be held after the closing of Business Combination;

●	Class II, consisting of Dr. Kirkwood and Mr. Reeves, whose terms will expire at our second annual meeting of stockholders to be held after the closing of Business Combination; and

●	Class III, consisting of Mr. Simha, Ms. Hill and Ms. Goldwasser, whose terms will expire at our third annual meeting of stockholders to be held after the closing of Business Combination.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified, or their earlier resignation, removal, disqualification or death. This classification of the Board may have the effect of delaying or preventing changes in our control or management. Our directors may be removed for cause by the affirmative vote of the holders of at least 66 2/3% of our voting stock.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The Board has adopted a charter for each of these committees, which comply with the applicable requirements of current Nasdaq rules. In addition, from time to time, special committees may be established under the direction of the Board when the board deems it necessary or advisable to address specific issues. We intend to comply with future requirements to the extent applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website, https://foldapp.com/.

Audit Committee

Our audit committee consists of Mr. Simha, Ms. Goldwasser and Ms. Hill. The Board has determined that each of the members of the audit committee satisfies the independence requirements of Nasdaq listing rules and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Mr. Simha serves as the chair of the audit committee. The Board has determined that Mr. Simha qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, the Board considered Mr. Simha’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with the audit committee.

The functions of the audit committee include, among other things:

●	evaluating the performance, independence, compensation, retention, oversight and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including reviewing, with the independent auditors, management’s plans with respect to the responsibilities, budget, staffing and effectiveness of our internal audit function, and reviewing and approving our head of internal audit (if established);

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;

●	obtaining and reviewing at least annually (if required by applicable stock exchange listing requirements) or as otherwise determined, a report by our independent auditors describing the independent auditors’ internal quality-control procedures and any material issues raised by the most recent internal quality-control review, peer review, or any inquiry or investigation by governmental or professional authorities;

●	setting clear hiring policies for employees or former employees of our independent auditors;

●	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

●	at least annually, reviewing relationships that may reasonably be thought to bear on the independence of the committee, receiving and reviewing a letter from the independent auditor affirming their independence, discussing the potential effects of any such relationship, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our independent auditors any earnings announcements, disclosures and other financial information and guidance;

●	establishing procedures for the review, retention and investigation of complaints received by us regarding financial controls, accounting, auditing or other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct;

●	reviewing and discussing with management risks related to data privacy, technology and information security, including cybersecurity, back-up of information systems, and policies and procedures that we have in place to monitor and control such exposures;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

●	reviewing any analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;

●	reviewing with management and the independent auditors any disagreement between them regarding financial reporting, accounting practices or policies, or other matters, that individually or in the aggregate could be significant to our financial statements or the independent auditor’s report, reviewing management’s response, and resolving any other conflicts or disagreements regarding financial reporting;

●	considering and reviewing with management, the independent auditors, and outside advisors or accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding our financial statements or accounting policies;

●	reviewing with management legal and regulatory compliance and any material current, pending or threatened legal matters; and

●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules.

Compensation Committee

Our compensation committee consists of Dr. Kirkwood and Mr. Young. Dr. Kirkwood serves as the chair of the compensation committee. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq. The functions of the committee include, among other things:

●	reviewing and approving the corporate goals and objectives that pertain to our overall compensation strategy and policies;

●	reviewing and approving annually the compensation and other terms of employment of our executive officers and other members of senior management, in the compensation committee’s discretion;

●	reviewing and approving the type and amount of compensation to be paid or awarded to our non-employee board members;

●	administering our equity incentive plans and other benefit plans;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements with our executive officers and other members of senior management, in the compensation committee’s discretion;

●	reviewing and establishing appropriate insurance coverage for our directors and officers;

●	reviewing and discussing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement;

●	reviewing our practices and policies for employee compensation as related to risk management and risk-taking incentives to determine if such compensation policies and practices are reasonably likely to have a material adverse effect on us;

●	establishing and monitoring stock ownership guidelines for our directors and executive officers, if and as determined to be necessary or appropriate;

●	providing recommendations to the Board on compensation-related proposals to be considered at our annual meeting of stockholders;

●	reviewing and discussing with management, if appropriate, the independence of and any conflicts of interest raised by the work of a compensation consultant, outside legal counsel, or advisor hired by the compensation committee or management and how such conflict is being addressed for disclosure in the appropriate filing or report;

●	annually reviewing and discussing with management our human capital management practices with respect to our employees and, where applicable, independent contractors;

●	approving and modifying, as needed, clawback policies allowing us to recoup improper compensation paid to employees; and

●	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Board.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Young and Ms. Hill. Ms. Hill serves as the chair of the nominating and corporate governance committee. The Board has determined that each of the members of the nominating and corporate governance committee satisfy the independence requirements of Nasdaq. The functions of this committee include, among other things:

●	determining the qualifications, qualities, skills and other expertise required to be a director of the Company, and developing and recommending to the Board for approval criteria to be considered in selecting nominees for director;

●	identifying, reviewing and making recommendations of candidates to serve on the Board, including incumbent directors for reelection;

●	evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;

●	periodically reviewing and making recommendations to the Board regarding our process for stockholder communications with the Board, and making such recommendations to the Board with respect thereto;

●	evaluating nominations by stockholders of candidates for election to the Board;

●	evaluating the structure and organization of the Board and its committees and making recommendations to the Board for approvals;

●	considering possible conflicts of interest of officers and directors as set forth in our code of business conduct;

●	reviewing and considering environmental, social responsibility and sustainability and governance matters, including working with management to establish and monitor key performance indicators with respect to certain impact driven metrics, as it determines appropriate and making recommendations to the Board regarding, or taking action with respect to, such matters;

●	periodically reviewing our corporate governance guidelines and code of business conduct and recommending to the Board any changes to such policies and principles;

●	developing and periodically reviewing with our Chief Executive Officer the plans for succession for our Chief Executive Officer and other executive officers, as it sees fit, and making recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions;

●	considering the Board’s leadership structure, including the separation of the roles of chairperson of the Board and the Chief Executive Officer and/or the appointment of a lead independent director;

●	periodically reviewing the processes and procedures used by us to provide information to the Board and its committees and the scope of such information and making recommendations to the Board and management for improvement as appropriate; and

●	reviewing periodically the nominating and corporate governance committee charter and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter eliminates the liability of our officers and directors for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that officers and directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties, except for liability:

●	for any transaction from which the director or officer derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares by directors; or

●	for any breach of a director’s or officer’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of officers and directors, then the liability of our officers and directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Our Bylaws require us to indemnify and advance expenses, to the fullest extent permitted by applicable law, to our directors, officers and agents. We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, our Charter prohibits any retroactive changes to the rights or protections or increasing the liability of any officer or director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request.

We believe these provisions in the Charter and the Bylaws are necessary to attract and retain qualified persons as directors and officers.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy has been filed as Exhibit 19 to this Annual Report.

Code of Business Conduct for Employees, Executive Officers and Directors

The Board has adopted a Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at https://foldapp.com/. Information contained on or accessible through our website is not a part of this Annual Report and the inclusion of our website address is an inactive textual reference only. The nominating and corporate governance committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Non-Employee Director Compensation

The Board expects to review director compensation periodically to ensure that director compensation remains competitive such that the Company is able to recruit and retain qualified directors. In connection with the consummation of the Business Combination, we approved and implemented the Director Compensation Program for our non-employee directors.

Item 11. EXECUTIVE COMPENSATION.

Throughout this section, unless otherwise noted, “the company,” “we,” “us,” “our” and similar terms refer to Fold prior to the Business Combination.

This section discusses the material components of the executive compensation program for Fold’s executive officers who are named in the “2024 Summary Compensation Table” below. In 2024, Fold’s “named executive officers” and their positions at year-end were as follows:

●	Will Reeves, Chief Executive Officer;

●	Wolfe Repass, Chief Financial Officer; and

●	Nicoletta Goncalves, Vice President of Risk and Compliance.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that the Company adopts following the completion of the Business Combination may differ materially from the currently planned programs summarized in this discussion.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of Fold’s named executive officers for the year ended December 31, 2024.

Name and Principal Position	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total
Will Reeves	200,000	6,004,479	37,500	7,125	6,249,104
Chief Executive Officer

Wolfe Repass	195,250	803,555			998,805
Chief Financial Officer

Nicolleta Goncalves
Vice President of Risk and Compliance	199,000	150,960		5,942	355,902

(1)	Amounts reflect the full grant-date fair value of Fold RSUs granted during 2024 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, rather than the amounts paid to or realized by the named individual.

(2)	Amount reflects a cash bonus paid to Mr. Reeves in respect of certain revenue generated for Fold in 2024. For additional information, see “— 2024 Bonuses” below.

(3)	Amounts represent matching contributions made by Fold made under Fold’s 401(k) plan.

NARRATIVE TO SUMMARY COMPENSATION TABLE

2024 Salaries

The named executive officers receive a base salary to compensate them for services rendered to Fold. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During 2024, Fold’s named executive officers’ annual base salaries were as follows: Mr. Reeves: $200,000; Mr. Repass: $195,250; and Ms. Goncalves: $199,000. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in fiscal year 2024.

2024 Bonuses

In 2024, Mr. Reeves received a $37,500 performance bonus, which he was eligible to earn based on quarterly revenue generated by Fold from certain of its customers. None of our other named executive officers earned or were eligible to earn cash bonuses in 2024.

Equity Compensation

Certain of Fold’s named executive officers currently hold Fold RSUs covering shares of common stock. In January 2024, Mr. Repass and Ms. Goncalves were granted awards of 1,000 Fold RSUs and 51,000 Fold RSUs, respectively, and in August 2024, Messrs. Reeves and Repass were granted awards of 671,642 Fold RSUs and 89,552 Fold RSUs, respectively, in each case, under the 2019 Plan. Such Fold RSUs vest upon satisfaction of both a service-based vesting requirement and a liquidity event vesting requirement, as follows: (i) one-fourth of the Fold RSUs satisfy the service-based vesting requirement on the first anniversary of the vesting commencement date, and 1/48th of the Fold RSUs satisfy the service-based vesting condition on each monthly anniversary of the vesting commencement date thereafter, subject to the executive officer’s continued service through the applicable service-vesting date; and (ii) the liquidity event vesting condition is satisfied upon the first to occur, on or prior to the seventh (7th) anniversary of the grant date, of a change in control of Fold or an initial public offering of Fold’s common stock, subject to (for the August 2024 awards granted to Messrs. Reeves and Repass) the applicable executive officer’s continued service through the consummation of such change in control or initial public offering.

In connection with the Business Combination, the Company adopted the Incentive Award Plan and the ESPP, each of which became effective on the date of the Closing.

Other Elements of Compensation

Retirement Plan

Fold currently maintains a 401(k) retirement savings plan for its employees, including its named executive officers, who satisfy certain eligibility requirements. The named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though a 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

●	medical, dental and vision benefits;

●	health savings and flexible spending accounts;

●	short-term and long-term disability insurance; and

●	basic and supplemental life and accidental death and dismemberment insurance.

We believe these benefits are appropriate and provide a competitive compensation package to our named executive officers.

We do not currently, and we did not during 2024, provide perquisites to any of our named executive officers.

No Tax Gross-Ups

Fold does not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Fold Common Stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

			Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Will Reeves	6/11/2021	3/23/2021	20,925	(2)	187,070
	10/20/2022	10/1/2022	62,500	(3)	558,750
	8/30/2024	12/1/2022	671,642	(4)	6,004,479

Wolfe Repass	6/11/2021	5/2/2021	30,000	(3)	268,200
	6/20/2022	5/19/2022	40,411	(3)	361,274
	2/28/2023	3/1/2023	153,469	(3)	1,372,013
	1/9/2024	9/1/2023	1,000	(3)	8,940
	8/30/2024	6/1/2024	89,552	(4)	800,595

Nicolleta Goncalves	2/22/2022	1/18/2022	80,475	(3)	719,447
	6/20/2022	5/19/2022	29,045	(3)	259,662
	1/9/2024	9/1/2023	51,000	(3)	455,940

(1)	Amounts are calculated based on multiplying the number of shares shown in the table by the fair market value of Fold Common Stock as of December 31, 2024, which was $8.94 per share.

(2)	Represents restricted Fold Common Stock which was purchased by Mr. Reeves at fair market value on the date of grant ($0.35 per share) and which vests with respect to 1/48th of the shares subject thereto on each monthly anniversary of the vesting commencement date, subject to Mr. Reeves’ continued service through the applicable vesting date. If, within 12 months following a “change in control” of Fold (as defined in the 2019 Plan), Mr. Reeves’ employment is terminated (i) by Fold without cause or (ii) due to his resignation following: (A) a material adverse change in his job position causing such position to be of materially less stature or responsibility or (B) a change by the Company (or a successor company) in his principal work location by more than 60 miles, then, in either case, the award will vest in full (to the extent then-unvested).

(3)	Represents Fold RSUs that vest upon satisfaction of both a service-based vesting requirement and a liquidity event vesting requirement. The service-based vesting condition is satisfied as to one-fourth of the Fold RSUs on the first anniversary of the vesting commencing date and as to 1/48th of the Fold RSUs on each monthly anniversary of the vesting commencement date thereafter, subject to the grantee’s continued service through the applicable vesting date. The liquidity event vesting condition is satisfied upon the first to occur, on or prior to the seventh (7th) anniversary of the grant date, of a change in control of Fold or an initial public offering of Fold’s common stock.

(4)	Represents Fold RSUs that vest upon satisfaction of both a service-based vesting requirement and a liquidity event vesting requirement. The service-based vesting condition is satisfied as to one-fourth of the Fold RSUs on the first anniversary of the vesting commencing date and as to 1/48th of the Fold RSUs on each monthly anniversary of the vesting commencement date thereafter, subject to the grantee’s continued service through the applicable vesting date. The liquidity event vesting condition is satisfied upon the first to occur, on or prior to the seventh (7th) anniversary of the grant date, of a change in control of Fold or an initial public offering of Fold’s common stock, subject to the grantee’s continued service through the consummation of such change in control or initial public offering.

Executive Compensation Arrangements

Offer Letters

Offer Letter for Mr. Reeves

Fold is party to an offer letter, as amended, with Mr. Reeves, which sets forth the terms and conditions of employment for Mr. Reeves, including base salary, his initial awards of restricted Fold Common Stock and eligibility to participate in our employee benefit plans. Pursuant to his offer letter, if Mr. Reeves’ employment is terminated by us without “cause” or he resigns for “good reason” (each such term as defined in the offer letter) then, subject to his timely execution and non-revocation of a release of claims in favor of Fold, Mr. Reeves is eligible to receive a cash severance payment equal to 12 months of base salary, payable in a lump sum.

Offer Letters for Mr. Repass and Ms. Goncalves

Fold is party to offer letters with each of Mr. Repass and Ms. Goncalves, which set forth the terms and conditions of employment for each such executive, including base salary, their initial Fold RSU Awards and eligibility to participate in our employee benefit plans. Such offer letters do not provide for severance.

Director Compensation

Fold has not historically maintained a formal non-employee director compensation program, and none of Fold’s non-employee directors received compensation from Fold for their service on the board of directors in 2024.

In connection with the Business Combination, we approved a compensation program for our non-employee directors (the “Director Compensation Program”), which became effective as of the closing of the Business Combination. The material terms of the Director Compensation Program are summarized below.

Cash Compensation

Under the Director Compensation Program, non-employee directors serving on the Board are entitled to cash compensation in the following amounts:

●	Annual Retainer: $40,000

●	Additional Annual Retainer for Non-Executive Chair: $50,000

●	Additional Annual Retainer for Lead Independent Director: $25,000

●	Annual Committee Chair Retainers:

●	Audit Committee: $20,000

●	Compensation Committee: $15,000

●	Nominating and Corporate Governance Committee: $10,000

●	Annual Non-Chair Committee Member Retainers:

●	Audit Committee: $10,000

●	Compensation Committee: $7,500

●	Nominating and Corporate Governance Committee: $5,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity Compensation

Under the Director Compensation Program, each non-employee director who is serving on the Board as of the date of each annual meeting of the Company’s stockholders will be granted, on such annual meeting date, an award of restricted stock units with a grant-date value of approximately $125,000 (each an “Annual Award”), which will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the day before the date of the next annual meeting following the grant date, subject to the director’s continued service on the Board through the applicable vesting date. Each non-employee director who is initially elected or appointed after the closing of the Business Combination, other than on the date of an annual meeting, will receive a pro-rated Annual Award.

In addition, each equity award granted under the Director Compensation Program will vest in full upon (i) a change in control of the Company (as defined in the Incentive Award Plan, or any similar term as defined in the then-applicable plan) if the non-employee director will not become a member of the Board or the board of directors of the Company’s successor (or any parent thereof) following such change in control, and (ii) upon the non-employee director ceasing to serve on the Board due to his or her death or disability (as defined in the Incentive Award Plan, or any similar term as defined in the then-applicable plan).

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the Incentive Award Plan (or any successor plan).

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of the Company. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of the Board or compensation committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2025, by:

●	each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The beneficial ownership of our common stock is based on 46,888,876 shares of common stock issued and outstanding. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Thesis, Inc.	4,127,542	8.80%
Craft Ventures II, L.P.(2)	3,643,947	7.77%
Fulgur Frontier Capital LP	6,548,430	13.97%
Fulgur Ventures I, L.P.	4,360,345	9.30%
Emerald ESG Sponsor, LLC(3)	3,433,537	7.32%
Emerald ESG Advisors, LLC(3)	2,410,185	5.14%
ATW Growth Opportunities SPV, LLC(4)	5,176,340	9.99%
Directors and Named Executive Officers:
Will Reeves(5)	3,110,568	6.63%
Wolfe Repass(6)	259,505	*
Nicolleta Goncalves(6)	132,479	*
Thomas Dickman(6)	360,145	*
Bracebridge H. Young Jr.	—	—
Andrew Hohns	—	—
Jonathan Kirkwood(7)	5,047,968	10.77%
Erez Simha	—	—
Lesley Goldwasser	—	—
Kirstin Hill	—	—

Directors and executive officers as a group (10 individuals)	8,910,665	19.00%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of those listed in the table above is c/o 11201 N Tatum Blvd, Ste 300 #42035, Phoenix, AZ 85028-6039.

(2)

Represents (i) 3,598,173 common shares held by Craft Ventures II, L.P. and (ii) 45,774 common shares held by Craft Ventures Affiliates II, L.P. Craft Ventures GP II, LP is the general partner of Craft Ventures II, L.P. and Craft Ventures Affiliate II, L.P. The business address of the persons noted is 855 Front Street, San Francisco, CA 94111.

(3)	Shares are held directly by Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC, each of which is managed by Betsy Cohen. Ms. Cohen has voting and investment discretion with respect to the common stock held of record by Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC and disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly. The business address of the persons noted is 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

(4)	Based on a Schedule 13G filed on February 26, 2025 by ATW Growth Opportunities SPV, LLC (the “Fund”). ATW Partners Opportunities Management, LLC serves as the investment manager to the Fund (the “Adviser”). Antonio Ruiz-Gimenez and Kerry Propper are control persons of the Adviser (Mr. Propper and Mr. Ruiz-Gimenez together with the Fund and the Adviser, the “Reporting Persons”). By virtue of these relationships, the Reporting Persons may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Fund. As of February 19, 2025, the Fund held (i) 500,000 shares; (ii) certain warrants; and (iii) certain convertible debt, each (ii) - (iii) are exercisable into shares. Further, each of (i) - (iii) are subject to a blocker which prevents the Fund from exercising its warrants and convertible debt to purchase shares or otherwise convert such instruments into shares to the extent that, upon such exercise, the Fund, together with its affiliates, would beneficially own in excess of 9.99% of the shares outstanding as a result of such exercise or conversion (the “Blocker”). As such, the percent of class reported herein is giving effect to the Blocker and is based upon the statement that there are 46,138,876 shares outstanding plus the approximate total number of shares that the Reporting Persons can acquire (and in certain cases have acquired) upon the exercise of warrants and/or convertible debt subject to the Blocker in accordance with Rule 13d-3(d)(1)(i) under the Act. The business address of the Reporting Persons is 1 Pennsylvania Plaza, 48th Floor New York, New York 10119.

(5)	Represents shares of Fold Common Stock and Fold RSUs.

(6)	Represents Fold RSUs.

(7)	Represents shares of Fold Common Stock. Consists of (i) 1,682,670 common shares held by Ten31 Join the Fold LLC and (ii) 3,365,299 common shares held by LOW TIME PREFERENCE FUND II, LLC. Jonathan Kirkwood is the co-founder and managing partner of Ten31 Join the Fold LLC and LOW TIME PREFERENCE FUND II, LLC and disclaims beneficial ownership of all shares held by Ten31 Join the Fold LLC and LOW TIME PREFERENCE FUND II, LLC, except to the extent of his pecuniary interest therein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Policy

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at fiscal year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company;

●	any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; and

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the same household of such director, executive officer, nominee or more than 5% beneficial owner.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our audit committee charter, the audit committee has the responsibility to review related party transactions.

See Item 10 “Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence” for discussion regarding director independence and qualifications.

Amended and Restated Registration Rights Agreement

In connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Company, Emerald ESG Sponsor LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and, collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), certain stockholders of Legacy Fold and certain stockholders of the Company (collectively, the “Registration Rights Holders”) entered into an Amended and Restated Registration Rights Agreement, dated as of February 14, 2025 (the “A&R Registration Rights Agreement”).

Under the A&R Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC to register the resale of (a) any shares of Common Stock held by a Registration Rights Holder as of the Closing and, to the extent acquired after the Closing and deemed to be a “restricted security” (as defined in Rule 144 promulgated under the Securities Act), any shares of Common Stock acquired following the Closing, and (b) any other equity security of the Company issued or issuable with respect to any such share of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, in each case held by such Registration Rights Holder.

The Company agreed to, within 20 business days after the Closing, file with the SEC a shelf registration statement registering the resale of the Common Stock held by the Registration Rights Holders and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. In addition, pursuant to the terms of the A&R Registration Rights Agreement and subject to certain requirements and customary conditions, the Sponsor holders are entitled to three demand registrations and the Legacy Fold holders are entitled to six demand registrations; provided, however, that the Company is not obligated to participate in more than four demand registrations in any twelve month period. Further, the Company is not obligated to participate in an underwritten offering if the aggregate gross proceeds from such offering are expected to be $25 million or less. The A&R Registration Rights Agreement also provides “piggy-back” registration rights to such stockholders and their permitted transferees, subject to certain requirements and customary conditions.

Sponsor Share Restriction Agreement

Concurrently with the execution of the Merger Agreement, the Sponsors entered into the Sponsor Share Restriction Agreement (as amended, the “Sponsor Share Restriction Agreement”) with the Company. Pursuant to the Sponsor Share Restriction Agreement, at the Closing, (i) all Private Placement Warrants were forfeited and cancelled, and (ii) approximately 4.9 million of the Sponsors’ founder shares (the “subject founder shares”) became subject to time-based transfer restrictions subject to early release as follows:

●	1,622,547 subject founder shares shall remain subject to transfer restrictions until the earlier of (a) six months following the Closing or (b) the first date that the stock price exceeds $12.00 for 20 trading days of any consecutive 30 trading day period ending after the date that is 90 days after the Closing;

●	1,622,547 subject founder shares shall remain subject to transfer restrictions until the earlier of (a) (x) in the event that the Company and Legacy Fold raise $50 million or more as of the Closing, one year following the Closing, and (y) in the event that the Company and Legacy Fold raise less than $50 million as of the Closing, two years following the Closing, or (b) the first date that the stock price exceeds $15.00 for 20 trading days of any consecutive 30 trading day period ending after the date that is 90 days after the Closing; and

●	1,622,547 subject founder shares shall remain subject to transfer restrictions until the earlier of (a) ten years following the Closing or (b) the first date that the stock price exceeds $17.00 for 20 trading days of any consecutive 30 trading day period ending after the date that is 90 days after the Closing.

In the event that the Company raises less than $50 million from the date of the Merger Agreement through February 14, 2027 (the second anniversary of the Closing), the Sponsors shall automatically forfeit for no additional consideration up to 1,000,000 subject founder shares.

Lock-Up Agreement

On February 14, 2025, in connection with the consummation of the Business Combination and as contemplated by that certain Securities Purchase Agreement, dated as of December 24, 2024 (the “December 2024 Securities Purchase Agreement”), by and between Legacy Fold and ATW Growth Opportunities SPV, LLC (the “Investor”), certain holders (collectively, the “Lock-Up Parties” and each a “Lock-Up Party”) of Common Stock, entered into a Lock-Up Agreements (the “Lock-Up Agreements”) pursuant to which they each agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase, make any short sale or otherwise dispose of or agree to dispose of, directly or indirectly, any securities of any such Lock-Up Party (including, without limitation, any securities issued pursuant to the Business Combination Registration Statement, any Common Stock and/or any Common Stock Equivalents) (the “Securities”), or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder with respect to any Securities owned directly by a Lock-Up Party (including holding as a custodian) or with respect to which a Lock-Up Party has beneficial ownership within the rules and regulations of the SEC (respectively, each “Lock-Up Party’s Securities”), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any such Lock-Up Party’s Securities, whether any such transaction described in clause (i) or (ii) above is to be settled by delivery of any Securities, in cash or otherwise, (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Securities (other than the Business Combination Registration Statement or as permitted pursuant to the A&R Registration Rights Agreement) or (iv) publicly disclose the intention to do any of the foregoing.

The Lock-Up Period under the Lock-Up Agreements shall terminate on August 14, 2025.

Founder shares

In June 2021, our sponsor purchased 7,992,750 founder shares for an aggregate purchase price of $25,000. In October 2021, we effected a 1.1014-for-1.0 stock split of our common stock. In November 2021, we effected a 0.9955-for-1.0 stock split of our common stock. In January 2022, as a result of the underwriter exercising its overallotment option in part, our initial holders forfeited 148,192 founder shares. As a result, our initial stockholders held 8,615,141 founder shares prior to the Closing. The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering.

Following the Meeting, our sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, our sponsor did not receive any funds held in the trust account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts were deposited into the trust account in respect of shares of Class A common stock held by our sponsor.

Our sponsors have agreed after the Closing not to transfer, assign or sell any of their founder shares except as set forth in the Sponsor Share Restriction Agreement.

Private Placement

Simultaneously with the initial public offering, our sponsor purchased an aggregate of 976,081 placement units at a price of $10.00 per unit for an aggregate purchase price of $9,760,810. Each placement unit consisted of one placement share and one-half of one placement warrant to purchase one share of our Class A common stock exercisable at $11.50. The remaining proceeds from the placement units and the proceeds from the initial public offering following the partial exercise of the overallotment option in January 2022 were held in the trust account. At the Closing, the placement units were separated into their component securities and the resulting 488,041 placement warrants were forfeited by our sponsor in accordance with the terms of the Sponsor Share Restriction Agreement. The 976,081 placement shares became transferable 30 days after the consummation of the Business Combination in accordance with the terms of the letter agreement.

On January 3, 2024, the Company and the Sponsors entered into a subscription agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (“Polar”) to cover working capital requirements of the Company. Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Polar Contribution”), which amount was contributed in full as of April 2024. The Polar Contribution shall be repaid upon the closing of an initial business combination. The Polar Contribution was non-interest bearing and shall be repaid to, and at the election of, Polar (i) in shares of common stock, at a rate of 1.0 share for each ten dollars ($10.00) of the Polar Contribution funded as of the Closing or (ii) in cash.

In consideration of the Polar Contribution, we agreed to issue 1.0 share of Class A Common Stock for each dollar of the Polar Contribution funded as of or prior to the Closing, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. At December 31, 2024, $550,000 had been funded pursuant to the Polar Contribution, gross of the discount, under the Subscription Agreement. At the Closing, Polar received 550,000 shares of Class A Common Stock and $550,000 and the Subscription Agreement was terminated.

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

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to the Company. As of December 31, 2024, $3,000,000 of such working capital loans were outstanding.

On January 13, 2023, we issued an unsecured promissory note to Emerald ESG Sponsor, LLC (as amended, the “WC Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $3,000,000. The WC Promissory Note was non-interest bearing and payable upon the consummation of our initial business combination. As of December 31, 2024, there was $3,000,000 outstanding under the WC Promissory Note. At the Closing, the outstanding balance under the WC Promissory Note was repaid in full and the WC Promissory Note was terminated.

On October 25, 2024, we issued a promissory note (the “October Note”) to Frontier SPV, LLC (“Frontier”), an affiliate of our sponsor. Pursuant to the October Note, Frontier agreed to loan us up to an aggregate principal amount of $2,000,000. The October Note was non-interest bearing and payable upon the consummation of the initial business combination. As of December 31, 2024, there was $1,218,651 outstanding under the October Note. At the Closing, the outstanding balance under the October Note was repaid in full and the October Note was terminated.

On October 31, 2024, we issued a promissory note (the “Tax Note”) to Frontier. Pursuant to the Tax Note, Frontier agreed to loan us an aggregate principal amount of $973,116, which was used to satisfy our excise tax liability. The Tax Note was non-interest bearing and payable upon the consummation of the initial business combination. As of December 31, 2024, there was $973,116 outstanding under the October Note. At the Closing, the outstanding balance under the Tax Note was repaid in full and the Tax Note was terminated.

Registration Rights

Pursuant to a registration rights agreement entered into on December 15, 2021, the holders of the founder shares, placement units (including any securities contained therein) and the units (including any securities contained therein) that may be issued upon conversion of working capital loans were entitled to registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock). This registration rights agreement was replaced by the A&R Registration Rights Agreement at the Closing.

Administrative Services

Commencing on December 16, 2021 and ending on February 14, 2025, we paid an amount equal to $30,000 per month to our sponsor or its designee for office space, administrative and shared personnel support services provided to us.

Financial Advisory Fee

The Company engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), to provide financial advisory services in connection with the initial public offering. J.V.B. Financial Group, LLC is a broker dealer subsidiary of Cohen & Company Inc. Affiliates of CCM have and manage investment vehicles with a passive investment in our sponsor. The Company paid CCM a fee in an amount equal to 0.3% of the aggregate proceeds of the initial public offering (excluding the proceeds of the exercise of the overallotment option) net of underwriter’s expenses, upon the closing of the initial public offering. The Company also engaged CCM to act as an advisor in connection with the business combination for which it will earn an advisory fee of 0.525% of the proceeds of the initial public offering (excluding the proceeds of the exercise of the overallotment option) payable at closing of the business combination. CCM is also entitled to an advisory fee equal to 0.825% of the aggregate proceeds of the exercise of the overallotment option, payable at the closing of the business combination. The underwriter had agreed to reimburse us for the fee to CCM as it becomes payable out of the underwriting commissions. Accordingly, a reimbursement receivable and deferred advisory fee of $1,155,000 had been reflected in the accompanying balance sheets. On October 18, 2023, we entered into an agreement with the underwriter in which the underwriter waived any entitlement it may have to the deferred underwriting discount in respect of any business combination. As a result, we reversed the reimbursement receivable and recognized $1,155,000 of advisory fee expenses in the accompanying statements of operations. At the Closing, CCM was paid an advisory fee in the amount of $1,155,000.

Director and Officer Indemnification

The Company’s charter and bylaws provide for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. The Company has entered into indemnification agreements with each of its directors and officers.

Support Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into a Support Agreement with (i) the Sponsors, (ii) Legacy Fold, and (iii) the Legacy Fold stockholders named therein (together with the Sponsors, the “Voting Parties” and each a “Voting Party”), pursuant to which the Voting Parties agreed to vote or cause to be voted all Company voting shares and all Legacy Fold voting securities that they beneficially own (i) in favor of (A) the Transactions and the Merger Agreement; (B) an amendment of the Company’s governing documents to extend the outside date for consummating the Transactions, if applicable; and (C) any proposal to adjourn or postpone a meeting of stockholders of the Company to a later date if there are not sufficient votes to approve the Transactions; (ii) against any action, proposal, transaction or agreement that could reasonably be expected to result in a breach under the Merger Agreement; and (iii) against (A) any proposal or offer from any person (other than the Company or Legacy Fold or any of their respective affiliates) concerning (1) a merger, consolidation, liquidation, recapitalization, share exchange or other business combination transaction involving the Company or Legacy Fold, as applicable, (2) the issuance or acquisition of shares of capital stock or other equity securities of the Company or Legacy Fold (other than as contemplated by the Merger Agreement), or (3) with respect to stockholders of Legacy Fold, the sale, lease, exchange or other disposition of any significant portion of Legacy Fold’s properties or assets; and (B) any action, proposal, transaction or agreement that could reasonably be expected to impede, interfere with, delay, discourage, adversely affect or inhibit the timely consummation of the Transactions or the fulfillment of a party’s conditions under the Merger Agreement or change in any manner the voting rights of any class of shares of the Company or Legacy Fold, as applicable (including any amendments to such party’s governing documents other than in connection with the Transactions).

The Support Agreement generally prohibited the Voting Parties from transferring their Company voting shares or Legacy Fold voting securities prior to the consummation of the Transactions, other than to certain permitted transferees who become party to, and bound by, the Support Agreement. The Support Agreement automatically terminated upon the Closing.

Voting Agreement

Legacy Fold is a party to the Amended and Restated Voting Agreement, dated March 23, 2021 (the “Voting Agreement”), pursuant to which certain holders of Legacy Fold Capital Stock, including entities affiliated with Thesis, Inc., which was affiliated with a member of the Legacy Fold Board, Matt Luongo, and Craft Ventures, which was affiliated with a member of the Legacy Fold Board, Brian Murray, Slow Ventures, M13 and Will Reeves, our Chief Executive Officer and a member of the Board (each of which held more than 5% of Legacy Fold’s outstanding capital stock within Legacy Fold’s last fiscal year) agreed to vote their shares of Legacy Fold Capital Stock in favor of certain matters, including with respect to the board size and the election of directors. The Voting Agreement terminated upon completion of the Business Combination.

SAFE — Related Party

In May 2024, Legacy Fold entered into a SAFE with Thesis Inc., a principal shareholder and related party, with aggregate proceeds of $1.0 million. Those proceeds were received in June 2024.

Director Independence

Based on information provided by each director concerning his or her background, employment and affiliations, each of the directors on the Board, other than Mr. Reeves and Mr. Hohns, qualify as independent directors, as defined under the Nasdaq Stock Exchange listing rules (the “Nasdaq listing rules”), and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the years ended December 31, 2024 and 2023. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $179,584 and $89,960, respectively.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related services during the years ended December 31, 2024 and 2023.

Tax Fees

We paid Withum $0 and $10,504 for tax compliance, tax planning and tax advice for the years ended December 31, 2024 and 2023, respectively.

All Other Fees

We did not pay Withum for other services for the years ended December 31, 2024 and 2023.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., FTAC EMLD Merger Sub Inc. and Fold, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on July 25, 2024)
3.1	Third Amended and Restated Certificate of Incorporation of Fold Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Fold Holdings, Inc.(1)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Company(2)
4.5	Description of Securities(3)
10.1

Sponsor Share Restriction Agreement, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 25, 2024)

10.2	Amendment to the Sponsor Share Restriction Agreement, dated as of February 14, 2025, by and among FTAC Emerald Acquisition Corp., Emerald ESG Sponsor, LLC and Emerald ESG Advisors LLC(1)
10.3	Amended and Restated Registration Rights Agreement, dated as of February 14, 2025, by and among the Company, certain stockholders of Emerald named therein and certain stockholders of Legacy Fold named therein(1)
10.4	Form of Indemnification Agreement.(1)
10.5#	Fold, Inc. 2019 Equity Incentive Plan.(1)
10.6#	Fold Holdings, Inc. 2025 Incentive Award Plan.(1)
10.7#	Fold Holdings, Inc. 2025 Employee Stock Purchase Plan.(1)
10.8#	Form of Notice of Restricted Stock Unit Grant under the Fold, Inc. 2019 Equity Incentive Plan.(1)
10.9	Securities Purchase Agreement, dated as of December 24, 2024, by and between Fold, Inc. and ATW Growth Opportunities SPV, LLC.(1)
10.10	Form of Registration Rights Agreement.(1)
10.11	Form of Perfection Certificate.(1)
10.12	Form Lock-Up Agreement.(1)
10.13#	Offer Letter, dated as of August, 20, 2019, by and between Fold, Inc. and Will Reeves.(1)
10.14#	Offer Letter Amendment, dated as of March 23, 2021, by and between Fold, Inc. and Will Reeves.(1)
10.15#	Offer Letter, dated as of March 26, 2021, by and between Fold, Inc. and Wolfe Repass.(1)
10.16#	Promotion Letter, dated as of May 19, 2022, by and between Fold, Inc. and Wolfe Repass.(1)
10.17#	Offer Letter, dated as of December 15, 2021, by and between Fold, Inc. and Nicolleta Goncalves.(1)
10.18#	Fold Holdings, Inc. Non-Employee Director Compensation Program.(1)
10.19#	Fold Holdings, Inc. Executive Severance Plan.(1)
14.1	Code of Business Conduct of Fold Holdings, Inc. (1)
19*	Insider Trading Policy
21.1	Subsidiaries of the Registrant(1)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1*	Executive Incentive Clawback Policy
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	Indicates management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2025

(2)	Previously filed as an exhibit to our Registration Statement on Form S-4, as amended (File No. 333-282520)

(3)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 22, 2022

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOLD HOLDINGS, INC.

Dated: March 28, 2025	/s/ Will Reeves
Will Reeves Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Will Reeves	Chief Executive Officer and Director	March 28, 2025
Will Reeves	(Principal Executive Officer)

/s/ Wolfe Repass	Chief Financial Officer	March 28, 2025
Wolfe Repass	(Principal Financial and Accounting Officer)

/s/ Jonathan Kirkwood	Chairman of the Board of Directors	March 28, 2025
Jonathan Kirkwood

/s/ Lesley Goldwasser	Director	March 28, 2025
Lesley Goldwasser

/s/ Kirstin Hill	Director	March 28, 2025
Kirstin Hill

/s/ Erez Simha	Director	March 28, 2025
Erez Simha

/s/ Andrew Hohns	Director	March 28, 2025
Andrew Hohns

/s/ Bracebridge H. Young, Jr.	Director	March 28, 2025
Bracebridge H. Young, Jr.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Fold Holdings, Inc. (f/ka/ FTAC Emerald Acquisition Corp).

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fold Holdings, Inc. (f/k/a FTAC Emerald Acquisition Corp.) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 28, 2025

PCAOB ID Number 100

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$906,043	$29,844
Prepaid expenses	20,409	192,712
Prepaid income taxes	—	83,503
Total current assets	926,452	306,059

Investments held in Trust Account	51,289,643	165,653,149
Total assets	$52,216,095	$165,959,208

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$533,197	$114,659
Due to related party	646,451	286,451
Excise tax payable	1,167,245	967,916
Income tax payable	49,005	—
Promissory note	550,000	—
Deferred advisory fee	1,155,000	—
Related party loans	5,191,767	2,025,000
Total current liabilities	9,292,665	3,394,026

Deferred advisory fee	—	1,155,000
Total liabilities	9,292,665	4,549,026

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 4,645,816 and 15,630,150 issued and outstanding shares at a redemption value of $11.03 and $10.60 per share as of December 31, 2024 and 2023, respectively	51,246,348	165,721,882

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 42,000,000 shares authorized; 9,591,222 shares issued and outstanding as of December 31, 2024 and 2023, respectively (net of 4,645,816 and 15,630,150 shares subject to possible redemption as of December 31, 2024 and 2023, respectively)	959	959
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	6,008,775	6,984,216
Accumulated deficit	(14,332,652)	(11,296,875)
Total stockholders’ deficit	(8,322,918)	(4,311,700)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$52,216,095	$165,959,208

The accompanying notes are an integral part of the consolidated financial statements.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$2,920,423	$3,730,488
Loss from operations	(2,920,423)	(3,730,488)

Other income (expense):
Interest income earned on investments held in trust account	2,953,920	11,207,609
Interest expense	(434,696)	—
Non-redemption agreement expense	(838,825)	(708,400)
Other income (expense), net	1,680,399	10,499,209

(Loss) Income before provision for income taxes	(1,240,024)	6,768,721
Provision for income taxes	(628,508)	(2,325,087)
Net (loss) income	$(1,868,532)	$4,443,634

Basic and diluted weighted average shares outstanding, Class A common stock	14,970,335	25,873,722
Basic and diluted net (loss) income per common stock, Class A common stock	$(0.12)	$0.14

Basic and diluted weighted average shares outstanding, Class B common stock	—	6,184,019
Basic and diluted net income per common stock, Class B common stock	$—	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	976,081	$98	8,615,141	$861	$—	$(8,501,776)	$(8,500,817)
Excise tax on stock redemption	—	—	—	—	—	(967,916)	(967,916)
Conversion of Class B common stock to Class A common stock	8,615,141	861	(8,615,141)	(861)	—	—	—
Contribution for non-redemption agreements	—	—	—	—	—	708,400	708,400
Accretion of common stock subject to possible redemption	—	—	—	—	(1,720,054)	(6,979,217)	(8,699,271)
Waiver of Deferred Underwriter’s Fee	—	—	—	—	8,704,270	—	8,704,270
Net income	—	—	—	—	—	4,443,634	4,443,634
Balance as of December 31, 2023	9,591,222	$959	—	$—	$6,984,216	$(11,296,875)	$(4,311,700)
Fair value of shares transferred to non-redeeming stockholders	—	—	—	—	838,825	—	838,825
Discount on note payable for subscription shares	—	—	—	—	434,696	—	434,696
Excise taxes on stock redemption	—	—	—	—	—	(1,167,245)	(1,167,245)
Accretion of Class A common stock subject to possible redemption					(2,248,962)	—	(2,248,962)
Net loss	—	—	—	—	—	(1,868,532)	(1,868,532)
Balance as of December 31, 2024	9,591,222	$959	—	$—	$6,008,775	$(14,332,652)	$(8,322,918)

The accompanying notes are an integral part of the consolidated financial statements.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,868,532)	$4,443,634
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-redemption agreement expense	838,825	708,400
Amortization of note discount	434,696	—
Interest earned on investments held in Trust Account	(2,953,920)	(11,207,609)
Changes in operating assets and liabilities:
Prepaid expenses	172,303	(7,499)
Prepaid income taxes	83,503	(83,503)
Reimbursement receivable	—	1,155,000
Excise tax payable	(967,916)	—
Accounts payable and accrued expenses	418,538	290,047
Due to related party	360,000	(21,535)
Income tax payable	49,005	(359,410)
Net cash used in operating activities	(3,433,498)	(5,082,475)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for tax purposes	592,930	3,014,566
Cash withdrawn from Trust Account in connection with redemption	116,724,496	96,791,644
Net cash provided by investing activities	117,317,426	99,806,210

Cash Flows from Financing Activities:
Proceeds from promissory note	550,000	—
Proceeds from promissory note – related party	3,166,767	2,025,000
Redemption of common stock	(116,724,496)	(96,791,644)
Net cash used in financing activities	(113,007,729)	(94,766,644)

Net Change in Cash	876,199	(42,909)
Cash – Beginning of period	29,844	72,753
Cash – End of period	$906,043	$29,844

Supplemental disclosure of noncash investing and financing activities:
Excise tax on stock redemption	$1,167,245	$967,916
Supplemental information:
Cash paid for income taxes	$496,000	$2,768,000
Deferred underwriting payable charged to additional paid-in capital	$-	$8,704,270

The accompanying notes are an integral part of the consolidated financial statements.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

FTAC Emerald Acquisition Corp. (now known as Fold Holdings, Inc.) (the “Company”) was a blank check company incorporated in Delaware on February 19, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Combination

On February 14, 2025, the Company closed its business combination (the “Business Combination”) with Fold, Inc. (“Fold”) (the “Closing”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of July 24, 2024, by and among the Company, EMLD Merger Sub Inc., a wholly-owned subsidiary of FTAC Emerald Acquisition Corp. (“Merger Sub”), and Fold. Pursuant to the Merger Agreement, Merger Sub merged with and into Fold (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Fold surviving the merger as a wholly owned subsidiary of the Company.

Business Prior to the Business Combination

All activity through December 31, 2024, relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below, and subsequent to the Public Offering, identifying a target company for a Business Combination and consummating the acquisition of Fold.

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

Transaction costs related to the Public Offering and over-allotment amounted to $14,181,568, consisting of $4,973,868 of underwriting commissions, $8,704,270 in deferred underwriting fees, and $503,430 of other offering costs.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

As of December 31, 2024, the Company had $906,043 in cash and a working capital deficit of $8,366,213. Prior to the completion of the Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000 and a loan to the Company of up to $300,000 by the Company’s Sponsor under an unsecured promissory note. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated.

The Company incurred significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management addressed this issue with the consummation of the Business Combination on February 14, 2025, and has raised sufficient capital for its operations.

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to it. As of December 31, 2024 and 2023, $5,191,767 and $2,025,000 of Working Capital Loans were outstanding, respectively. As a result of the Business Combination, the Working Capital Loans were repaid.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the Public Offering. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of December 31, 2024 and 2023, there was $3,000,000 and $2,025,000 outstanding under the Promissory Note, respectively. As a result of the Business Combination, the Promissory Note was repaid.

On October 25, 2024, the Company issued a promissory note (the “October Note”) to Frontier SPV, LLC (“Frontier”), an affiliate of the Company’s sponsors. Pursuant to the October Note, Frontier agreed to loan the Company up to an aggregate principal amount of $2,000,000. The October Note is non-interest bearing and all outstanding amounts under the October Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the October Note may be converted into units or shares. As of December 31, 2024 and 2023, there was $1,218,651 and $0 outstanding under the October Note, respectively. As a result of the Business Combination, the October Note was repaid.

On October 31, 2024, the Company issued a promissory note (the “Tax Note”) to Frontier. Pursuant to the Tax Note, Frontier agreed to loan the Company an aggregate principal amount of $973,116, which was used to satisfy the Company’s excise tax liability. The Tax Note is non-interest bearing and all outstanding amounts under the Tax Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the Tax Note may be converted into units or shares. As of December 31, 2024 and 2023, there was $973,116 and $0 outstanding under the Tax Note, respectively. As a result of the Business Combination, the Tax Note was repaid.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the existing cash and cash equivalents, accounts receivable, financings received, and digital assets held which the Company has available following the completion of the Business Combination will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Subscription Agreement

On January 3, 2024, the Company entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), Emerald ESG Sponsor, LLC (“ESG Sponsor”), Emerald ESG Advisors, LLC (“ESG Advisors”) and Emerald ESG Funding, LLC (“ESG Funding” and collectively with ESG Sponsor and ESG Advisors, the “Sponsors”), to cover working capital requirements of the Company and costs related to a possible extension of the Company’s trust liquidation date (the “Subscription Agreement”). Pursuant to the terms and subject to the conditions of the Subscription Agreement, Polar agreed to contribute up to $550,000 to ESG Funding (the “Capital Contribution”). An initial capital call of $350,000 took place within five (5) business days of the signing of the Subscription Agreement, and a second capital call of $200,000 took place on April 2, 2024. As of December 31, 2024 and 2023, $550,000 and $0 was outstanding on the promissory note, gross of the discount, under the subscription agreement, respectively. As a result of the Business Combination, Polar received $550,000 and 550,000 shares of common stock of the Company in full payment of the Company’s obligations under the Subscription Agreement.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

As of December 31, 2024 and 2023, the Company had $906,043 and $29,844 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Investments Held in Trust Account

As of December 31, 2024 and 2023, the Company had $51,289,643 and $165,653,149 in investments held in the Trust Account invested in BLF Treasury Trust Fund. Net proceeds of the sale of the Units in the Public Offering and the sale of the Private Placement Units were placed in the Trust Account which will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock:
Numerator:
Allocation of net (loss) income	$(1,868,532)	$—	$3,586,446	$857,188
Denominator:
Weighted-average shares outstanding	14,970,335	—	25,873,722	6,184,019
Basic and diluted net (loss) income per share of common stock	$(0.12)	$—	$0.14	$0.14

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock sold in the Public Offering and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 4,645,816 and 15,630,150 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax assets had a full valuation allowance recorded against it. The Company’s effective tax rate was 50.59% and 34.35% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2024 and 2023, due to changes in the valuation allowance on the deferred tax assets and merger and acquisition expenses.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect any target business with which the Company may ultimately consummate an initial Business Combination.

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

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

On September 19, 2023, in connection with the approval of the Charter Amendment at the Meeting, the Company’s stockholders exercised their right to redeem 9,239,192 shares for a total of $96,791,644. On January 19, 2024, in connection with the approval of the January Charter Amendment at the January Meeting, the Company’s stockholders exercised their right to redeem 10,872,266 shares for a total of $115,489,643. On December 17, 2024, in connection with approval and implementation of the Third Charter Amendment at the Third Extension Meeting, the Company’s stockholders exercised their right to redeem 112,068 shares for a total of $1,234,852. The Company evaluated the classification and accounting of the stock redemptions under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset, or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2024, and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2024, the Company recorded $1,167,245 of excise tax liability calculated as 1% of shares redeemed on January 19, 2024 and 1% of the shares redeemed on December 17, 2024.

On October 31, 2024, the Company filed its 2023 Excise tax return and paid the excise tax of $967,916 related to the share redemptions that occurred during the period from January 1, 2023 to December 31, 2023. As of December 31, 2024 and 2023, $1,167,245 and $967,916 was recorded as excise tax payable on the accompanying balance sheets.

NOTE 3. INITIAL PUBLIC OFFERING

On December 20, 2021, the Company consummated its Public Offering of 22,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (the “Public Warrants”). On January 11, 2022, the underwriter partially exercised its over-allotment option, resulting in the sale on January 14, 2022 of an additional 2,869,342 Units.

All the shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity,” and with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent deficit.

As of December 31, 2024 and 2023, the common stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	253,814,255
Less:
Proceeds allocated to Public Warrants	(96,791,644)
Plus:
Accretion of carrying value to redemption value	8,699,271
Class A common stock subject to possible redemption, December 31, 2023	165,721,882
Less:
Redemption of shares	(116,724,496)
Plus:
Accretion of carrying value to redemption value	2,248,962
Class A common stock subject to possible redemption, December 31, 2024	$51,246,348

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

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 2, 2021, the Sponsor purchased 7,992,750 shares of Class B common stock for an aggregate purchase price of $25,000, and on October 14, 2021, the Company effected a 1.1014-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,803,333 shares of Class B common stock (the “Founder Shares”). On November 12, 2021, the Company effected a 0.9955-for-1.0 stock split, so that the Sponsor owned an aggregate of 8,763,333 Founder Shares. All shares and related amounts have been retroactively adjusted to reflect the split (see Note 7). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding shares after the Public Offering. In connection with the partial exercise of the underwriter’s over-allotment option, 148,192 shares of Class B common stock were forfeited. On September 19, 2023, the Company held the Meeting where the Company’s stockholders approved the Charter Amendment. Following the Meeting, the Sponsor, as the holder of 100% of the Founder Shares, determined to convert all the outstanding Founder Shares into shares of Class A common stock, on a one-for-one basis.

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

Promissory Note —Related Party

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company expects to repay such loaned amounts out of the proceeds of the Trust Account released to the Company.

Emerald ESG Sponsor, LLC agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Public Offering. The outstanding balance under the promissory note of $105,260 was repaid on December 27, 2021, and the promissory note was terminated and is no longer available to be drawn upon. As of December 31, 2024 and 2023, there were no amounts outstanding under the promissory note.

On January 13, 2023, the Sponsor agreed to loan the Company up to $1,500,000 (the “Promissory Note”). The note is non-interest bearing and all outstanding amounts under the Promissory Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the Promissory Note may be converted into units at a price of $10.00 per unit, which would have been permissible as described in the prospectus filed in connection with the Public Offering. On October 16, 2023, the Company and the Lender amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $1,500,000 to $3,000,000. All other material terms of the Promissory Note remain in full force and effect. As of December 31, 2024 and 2023, there was $3,000,000 and $2,025,000 outstanding under the Promissory Note, respectively. As a result of the Business Combination the Promissory Note was repaid.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

On October 25, 2024, the Company issued the October Note to Frontier. Pursuant to the October Note, Frontier agreed to loan the Company up to an aggregate principal amount of $2,000,000. The October Note is non-interest bearing and all outstanding amounts under the October Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the October Note may be converted into units or shares. As of December 31, 2024 and 2023, there was $1,218,651 and $0 outstanding under the October Note, respectively. As a result of the Business Combination the October Note was repaid.

On October 31, 2024, the Company issued the Tax Note to Frontier. Pursuant to the Tax Note, Frontier agreed to loan the Company an aggregate principal amount of $973,116, which was used to satisfy the Company’s excise tax liability. The Tax Note is non-interest bearing and all outstanding amounts under the Tax Note will be due on the date on which the Company consummates a Business Combination. No portion of the amounts outstanding under the Tax Note may be converted into units or shares. As of December 31, 2024 and 2023, there was $973,116 and $0 outstanding under the Tax Note, respectively. As a result of the Business Combination the Tax Note was repaid.

Administrative Services Agreement

The Company has entered into an administrative services agreement as of the effective date of the registration statement for the Public Offering pursuant to which the Company will pay the Sponsor or its designee a total of $30,000 per month for office space, administrative and shared personnel support services. Upon completion of the Company’s initial Business Combination, the Company will cease paying these monthly fees. For the years ended December 31, 2024 and 2023, the Company incurred $360,000 and $360,000 for the administrative support services, respectively. As of December 31, 2024 and 2023, $646,451 and $286,451 of administrative support services was included in Due to related party in the accompanying consolidated balance sheets, respectively. As a result of the Business Combination, the Company’s obligations under the administrative services agreement were terminated.

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

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to continue to be classified as equity in the Company’s consolidated financial statements, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants (i) in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to continue to be classified as equity in the Company’s consolidated financial statements without the consent of any stockholder or warrant holder. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

The Company also engaged CCM as an advisor in connection with the Business Combination for which it will earn an advisory fee of 0.525% of the proceeds of the Public Offering (excluding the proceeds of the exercise of the over-allotment option) payable at closing of the Business Combination.

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

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Subscription Agreement

The Company evaluated the accounting for the Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity”. The Company concluded that the subscription shares to be issued as part of the bundled transaction are classified and accounted for as equity. Therefore, the proceeds are required to be allocated based on the relative fair values of the base instrument of the investment amount and the Common Stock in accordance with the guidance in ASC 470 “Debt.” On April 2, 2024 and January 2, 2024, Polar contributed a $200,000 Capital Contribution and a $350,000 Capital Contribution, respectively, pursuant to the Subscription Agreement. At December 31, 2024 and 2023, $550,000 and $0 were outstanding under the promissory note of the subscription agreement, respectively.

The table below summarizes the outstanding promissory note under the Subscription Agreement as of December 31, 2024:

Principal value of promissory note January 13, 2024	$350,000
Principal value of promissory note April 2, 2024	200,000
Total promissory notes	$550,000

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

For a description of the Business Combination and certain agreements executed in connection therewith, see the Current Report on Form 8-K filed by the Company on July 24, 2024 and February 14, 2025.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 42,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. Following the Meeting on September 19, 2023, the Sponsor determined to convert all the outstanding shares of Class B common stock into shares of Class A common stock on a one-for-one basis (the “Class B Conversion”). Notwithstanding the Class B Conversion, the Sponsor, as well as the Company’s officers and directors, will not be entitled to receive any funds held in the Trust Account with respect to any shares of Class A common stock issued to such holders as a result of the Class B Conversion, and no additional amounts will be deposited into the Trust Account in respect of shares of Class A common stock held by the Sponsor. As of December 31, 2024 and 2023, there were 14,237,038 and 25,221,372 shares of Class A common stock issued and outstanding, respectively, of which 4,645,816 shares and 15,630,150 shares are subject to possible redemption, respectively, and thus classified as temporary equity.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

Class B Common Stock

The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Following the Meeting on September 19, 2023, the Sponsor determined to convert all of the outstanding shares of Class B common stock to shares of Class A common stock on a one-for-one basis. As of December 31, 2024 and 2023, there were no shares of Class B common stock issued and outstanding, respectively. 1,133,333 shares were subject to forfeiture as of December 31, 2021 to the extent that the underwriter’s over-allotment option was not exercised in full so that the Founder Shares will represent, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Public Offering. The underwriter subsequently provided notice of its election to partially exercise its over-allotment option, and the closing of the sale of the additional Units occurred on January 14, 2022. As a result of the underwriter exercising its over-allotment option in part, the Company’s initial holders forfeited 148,192 Founder Shares.

Warrants

As of December 31, 2024 and 2023, there were 12,434,671 Public Warrants and 488,041 Private Placement Warrants issued and outstanding. As a result of the Business Combination, 488,041 Private Placement Warrants were cancelled for no consideration. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$51,289,643	$51,289,643	$—	$—

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$165,653,149	$165,653,149	$—	$—

Promissory note

The note payable was valued using the standard closed-form Black Scholes model which is considered to be a Level 3 fair value measurement.

The key inputs into the Black Scholes model for the promissory note were as follows at January 3, 2024:

Input	January 3, 2024
Risk-free interest rate	3.90%
Term (in years)	5.0
Probability of de-SPAC	20.0%
Exercise price	$11.50
Public Warrant Price	$0.053

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

The following table presents the changes in the fair value of the Level 3 note payable:

Fair value as of December 31, 2023	$-
Initial value	550,000
Fair value as of December 31, 2024	550,000

There were no transfers between Levels 1, 2 and 3 during the periods ended December 31, 2024 and 2023.

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax asset
Organizational costs/Start-up costs	$2,001,367	$1,253,839
Federal net operating loss	—	—
Total deferred tax asset	2,001,367	1,253,839
Valuation allowance	(2,001,367)	(1,253,839)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
Federal
Current	$628,508	$2,325,087
Deferred	(747,528)	(903,665)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	747,528	903,665
Income tax provision	$628,508	$2,325,087

As of December 31, 2024 and 2023, the Company had a total of $0 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $747,528. For the year ended December 31, 2023, the change in the valuation allowance was $903,665.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
M&A expenses	(11.4)%	—
Change in valuation allowance	(60.28)%	13.35%
Income tax provision	(50.68)%	34.35%

The Company files income tax returns in the U.S. federal jurisdiction, in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

FOLD HOLDINGS, INC.

(F/K/A FTAC EMERALD ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assess performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$2,920,423	$3,730,488
Interest earned on the Trust Account	$2,953,920	$11,207,609

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the consolidated financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 14, 2025, the Company completed its Business Combination with Fold. As a result of the Business Combination, among other things, (i) the outstanding balances under the Promissory Note, the October Note and the Tax Note were repaid, (ii) each of the Promissory Note, the October Note and the Tax Note were terminated, (iii) Polar received $550,000 and 550,000 shares of common stock of the Company in full payment of the Company’s obligations under the Subscription Agreement, (iv) 488,041 Private Placement Warrants were cancelled for no consideration, (v) the Company’s obligations under the administrative services agreement were terminated, and (vi) CCM was paid an advisory fee of $1,155,000.