Form 10-Q
period 2025-03-31
Fold Holdings, Inc.
filed 2025-05-15
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41168

Fold Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2170416
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11201 North Tatum Blvd., Suite 300, Unit 42035 Phoenix, AZ	85028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 365-3277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FLD FLDDW	Nasdaq Capital Market Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 15, 2025, the registrant had 46,382,470 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Fold Holdings, Inc. (“Fold,” the “Company,” “we,” “our,” and “us”) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks related to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder; changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; the implementation, market acceptance and success of our business model; our ability to scale in a cost-effective manner; developments and projections relating to our competitors and industry; our future capital requirements and sources and uses of cash; our ability to obtain funding for its operations; our business, expansion plans and opportunities; our success in retaining or recruiting, or changes required in, officers, key employees or directors; the size of the addressable markets for our products and services; and those factors in the other documents filed by Fold from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, except as may be required by law.

The accompanying notes are an integral part of these condensed financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Fold Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$11,699,552	$18,330,359
Accounts receivable, net	942,888	451,455
Inventories	403,595	262,813
Digital assets - rewards treasury	7,365,544	8,569,651
Prepaid expenses and other current assets	4,003,918	687,100
Total current assets	24,415,497	28,301,378
Digital assets - investment treasury	122,957,753	93,568,700
Capitalized software development costs, net	1,175,215	1,000,065
Deferred transaction costs	-	2,784,893
Total assets	$148,548,465	$125,655,036

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,486,978	$1,113,552
Accrued expenses and other current liabilities	1,898,812	71,858
December 2024 convertible note, net	-	11,752,905
Customer rewards liability	7,365,544	8,569,651
Deferred revenue	358,716	387,776
Total current liabilities	11,110,050	21,895,742
Deferred revenue, long-term	470,176	487,690
December 2024 convertible note, net	12,278,826	-
March 2025 convertible note - related party	52,813,643	-
Simple Agreements for Future Equity (“SAFEs”)	-	171,080,533
Total liabilities	76,672,695	193,463,965
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and 10,204,880 shares issued and outstanding at December 31, 2024	-	1,020
Common stock, $0.0001 par value; 600,000,000 shares authorized, 46,888,876 shares issued and 46,250,665 shares outstanding at March 31, 2025 and 5,836,882 shares issued and outstanding at December 31, 2024	4,625	584
Additional paid-in-capital	222,098,867	33,537,989
Accumulated deficit	(150,227,722)	(101,348,522)
Total stockholders’ equity (deficit)	71,875,770	(67,808,929)
Total liabilities and stockholders’ equity	$148,548,465	$125,655,036

The accompanying notes are an integral part of these condensed financial statements.

Fold Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$7,087,837	$4,931,211

Operating expenses
Banking and payment costs	6,758,924	4,626,748
Custody and trading costs	45,785	21,288
Compensation and benefits	6,457,940	757,365
Marketing expenses	399,798	42,467
Professional fees	1,788,505	36,668
Amortization expense	91,071	57,353
(Gain) loss on customer rewards liability	(1,100,857)	3,423,045
Loss (gain) on digital assets - rewards treasury	1,010,586	(3,491,889)
Other selling, general and administrative expenses	1,136,455	312,894
Total operating expenses	16,588,207	5,785,939
Operating loss	(9,500,370)	(854,728)

Other income (expense)
Loss on digital assets - investment treasury	(15,617,152)	-
Change in fair value of SAFEs	(6,503,113)	(95,064)
Change in fair value of convertible note	(6,534,143)	-
Convertible note issuance costs and fees	(9,569,109)	-
Interest expense	(1,271,638)	-
Other income	120,303	12,855
Other income (expense), net	(39,374,852)	(82,209)

Net loss before income taxes	(48,875,222)	(936,937)
Income tax expense	3,978	8,109
Net loss	$(48,879,200)	$(945,046)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.92)	$(0.16)
Weighted average common shares outstanding:
Basic and diluted	25,436,398	5,836,882

The accompanying notes are an integral part of these condensed financial statements.

Fold Holdings, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	12,364,815	$1,237	7,072,300	$707	$27,825,061	$(36,259,736)	$(8,432,731)
Retroactive application of recapitalization	(2,159,935)	(217)	(1,235,418)	(123)	340	-	-
Net loss	-	-	-	-	-	(945,046)	(945,046)
Balance at March 31, 2024	10,204,880	$1,020	5,836,882	$584	$27,825,401	$(37,204,782)	$(9,377,777)

Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)
Net loss	-	-	-	-	-	(48,879,200)	(48,879,200)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,544	-	173,824,440
Share based compensation expense	-	-	-	-	5,170,275	-	5,170,275
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 Closing Shares and Warrants	-	-	750,000	75	9,569,109	-	9,569,184
Balance at March 31, 2025	-	$-	46,250,665	$4,625	$222,098,867	$(150,227,722)	$71,875,770

The accompanying notes are an integral part of these condensed financial statements.

Fold Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(48,879,200)	$(945,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	91,071	57,353
Loss (gain) on digital assets - rewards treasury	1,010,586	(3,491,889)
Loss on digital assets - investment treasury	15,617,152	-
(Gain) loss on customer rewards liability	(1,100,857)	3,423,045
Change in fair value of convertible note	6,534,143	-
Convertible note issuance costs and fees	9,569,109	-
Amortization of debt discount	525,921	-
Change in fair value of SAFEs	6,503,113	95,064
Share-based compensation expense	5,170,275	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(491,433)	(38,400)
Inventories	(140,782)	(11,860)
Prepaid expenses and other current assets	(962,423)	9,756
Accounts payable	373,426	168,239
Accrued expenses and other current liabilities	660,721	10,908
Customer reward liability	611,552	487,032
Deferred revenue	(46,574)	(118,433)
Net cash used in operating activities	(4,954,200)	(354,231)

Cash flows from investing activities
Purchases of digital assets	(1,562,973)	(441,467)
Proceeds from sales of digital assets	-	-
Payments for capitalized software development costs	(266,221)	(171,134)
Net cash used in investing activities	(1,829,194)	(612,601)

Cash flows from financing activities
Proceeds from recapitalization	804,600	-
Payments of deferred IPO costs	(652,013)	-
Proceeds received from SAFE financings	-	500,000
Net cash provided by financing activities	152,587	500,000

Net decrease in cash and cash equivalents	(6,630,807)	(466,832)
Cash and cash equivalents, beginning of period	18,330,359	1,491,544
Cash and cash equivalents, end of period	$11,699,552	$1,024,712

Non-cash investing and financing activities
Distributions of digital assets to fulfill customer reward redemptions	714,802	1,317,262
Distributions of digital assets to satisfy other current liabilities	1,012	8,940
Recapitalization	173,019,904	-
Proceeds from convertible debt received in digital assets - related party	43,965,525	-
Distributions of digital assets for prepaid interest - related party	2,313,975	-

The accompanying notes are an integral part of these condensed financial statements.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Background and Business Combination

Fold Holdings, Inc. (“Fold,” the “Company,” “we,” “our,” or “us”) is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers an FDIC insured checking account through Sutton Bank, a prepaid Visa debit card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees, instant withdrawals, and insured custody. By integrating bitcoin across traditional financial services, the Company acts as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold mobile app.

The Company was originally incorporated in the state of Delaware as Fold, Inc. on August 20, 2019. On July 24, 2024, Fold, Inc. entered into a definitive agreement (the "Merger Agreement") with FTAC Emerald Acquisition Corp. (“FTAC Emerald”), a publicly-traded special purpose acquisition company, providing for a proposed business combination (the "Merger"). The registration statement for the Merger was declared effective by the SEC on January 23, 2025, the Merger was approved by FTAC’s shareholders on February 13, 2025, and the business combination was finalized on February 14, 2025. The combined company now operates under the name Fold Holdings, Inc., and its common stock and warrants trade on the Nasdaq under the ticker symbols “FLD” and “FLDDW,” respectively. The Company is a remote-first company and does not designate a physical headquarters.

Liquidity and capital resources

As of March 31, 2025, the Company had cash and cash equivalents of $11.7 million and positive working capital of $13.3 million. The Company has a history of net operating losses, including net operating losses of $9.5 million for the three months ended March 31, 2025. The Company has an accumulated deficit of $150.2 million. Of that amount, $98.0 million relates to fair value adjustments on the Company's SAFE notes, $16.6 million relates to fair value adjustments on the Company's digital assets, and $6.5 million relates to fair value adjustments on convertible debt instruments.

As of March 31, 2025, the Company held 1,490 bitcoin in our Investment Treasury, valued at $123.0 million based on the price of bitcoin as of that date. Of that amount, 800 bitcoin, valued at $66.0 million, were restricted from use as operating capital and served as collateral for our convertible notes. Our Investment Treasury is considered a long-term investment and we do not believe we will need to sell or engage in other transactions with respect to any of our Investment Treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Investment Treasury as part of treasury management operations.

As of March 31, 2025, we held 89 bitcoin in our Rewards Treasury, valued at $7.4 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of March 31, 2025, the Company had debt principal due of $66.3 million in the form of two convertible notes. The December 2024 Senior Secured Investor note has a principal due of $20.0 million and is convertible into common shares at a conversion price of $11.50 per share. The note is secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and will mature three years after the closing of the Merger. The March 2025 Investor note has a principal balance of $46.3 million and is convertible into common shares at a price of $12.50 per share. The note is secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and will mature five years from the date the note was issued. On the maturity date, the Company shall transfer to the Investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the Note.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable, and digital assets received through March 31, 2025 will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are available to be issued.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The business is subject to risks inherent in the establishment of an emerging growth enterprise, including limited capital resources, possible delays in product development, and possible cost overruns due to price and cost increases in services. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, or unforeseen circumstances. Additionally, the Company has incurred significant costs related to the Merger with FTAC Emerald and becoming a public company.

We may continue to pursue additional capital via various capital instruments in the future, however, such funding may not be available on terms acceptable to us or at all. Although management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed financial statements and accompanying notes should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Use of estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on assumptions that the Company believes are reasonable; however, actual results could significantly differ from those estimates. The Company evaluates these estimates on an ongoing basis.

Estimates, judgments, and assumptions in these financial statements include, but are not limited to, those related to the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives and impairment assessment of long-lived assets; the fair value of convertible notes; allowance for credit losses; the fair value of customer reward liability derivative instruments; the fair value of Simple Agreements for Future Equity ("SAFEs"); and loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.

Segment information

We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), who is our CEO, in deciding how to allocate resources and assessing performance. During the three months ended March 31, 2025 and 2024, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The primary financial measure used by the CODM to evaluate performance is operating income (loss) as shown on the statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the statements of operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

Capitalized software development costs, net

The Company capitalizes significant costs incurred in the acquisition or development of the internal software for use in the Company's various service offerings. The Company incurs costs in developing software inclusive of direct external costs and internal payroll costs. Internal payroll costs typically include salaries and wages. Capitalized software costs are stated at cost net of accumulated amortization. Amortization is provided utilizing the straight-line method over the estimated useful life of the software, which is three years. Costs incurred in the preliminary and post-implementation phases of the Company's internal use software are expensed as incurred.

Capitalized software development costs consisted of the following:

	March 31, 2025	December 31, 2024
Capitalized software, gross carrying amount	$1,752,449	$1,486,228
Less: accumulated amortization	(577,234)	(486,163)
Capitalized software, net carrying value	$1,175,215	$1,000,065

The gross carrying amount of internally developed software costs that had been capitalized but not placed into service is as follows:

	March 31, 2025	December 31, 2024
Capitalized software not placed into service	$555,534	$348,058

During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense on capitalized software development costs placed in service in the amount of $0.1 million and $0.1 million, respectively. Amortization expense during the three months ended March 31, 2025, and three months ended March 31, 2024, did not include any write-offs related to the abandonment of projects.

Customer rewards liability

The Company offers certain rewards to its users through the Fold Rewards Program. This program allows the Company's users to earn promotional credits denominated in bitcoin by engaging in various actions, either by engaging in qualifying spend transactions (the "Revenue Rewards") or performing certain actions designated by the Company as primarily for marketing, growth, and retention purposes (the "Marketing Rewards"). Revenue Rewards are defined as those that are earned in direct relation to a qualifying spend transaction such as spending on the Fold Card, purchasing bitcoin, purchasing merchant offers, etc. Marketing Rewards are defined as those that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards.

Revenue Rewards are considered “earned” at the time of the qualifying spend transaction. Revenue Rewards are immediately available for redemption by the user, except for those related to Fold Card transactions which cannot be redeemed until after a 30-day settlement period. Marketing Rewards are earned and available immediately upon the performance of a qualifying action by the user. To redeem available rewards, a user may request a withdrawal to a personal bitcoin wallet.

The Company accrues both Revenue Rewards and Marketing Rewards, (collectively, the "Rewards") within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Reward is earned, with the corresponding impact on our statements of operations dependent on the type of Reward. Revenue Rewards are recorded as a reduction in the transaction price of the related revenue earned -

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

see Revenue recognition below. Marketing Rewards are recorded as a marketing expense within operating expenses. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value until redeemed or reversed, with gains and losses on this liability recorded within gain (loss) on customer rewards liability in our accompanying statements of operations. The liability is derecognized when the Reward is redeemed by the user and delivered to the user's bitcoin wallet.

Per the terms and conditions of the Fold Rewards Program, Rewards are subject to adjustment for chargebacks, returns, refunds, or other circumstances. In addition, Rewards are subject to expiry if users fail to maintain an active account for more than twelve consecutive months. The Company estimates the amount of Rewards that will expire based on historical data, current user trends, and other factors and records those estimated amounts in the period those Rewards were earned. These accruals are accounted for as an adjustment to the transaction price of the original revenue transaction if the expiration relates to Revenue Rewards, or as contra-expense within marketing expense if the expiration relates to Marketing Rewards.

Derivatives

As our customer rewards liability results in an obligation to deliver a fixed amount of digital assets in the future, the Company has determined that it meets the definition of a derivative and marked it to fair value as discussed above. The Company has not designated this derivative instrument as a hedging instrument. As of March 31, 2025 and December 31, 2024, the notional amount of the customer rewards liability outstanding was 89 and 92 bitcoin, respectively, and the derivative instrument was valued at $7.4 million and $8.6 million, respectively, within 'Customer rewards liability' on our accompanying balance sheets. For the three months ended March 31, 2025 and 2024, the Company recorded a gain of $1.1 million and loss of $3.4 million, respectively, on the remeasurement of this liability. For more detail on the fair value measurement of this derivative instrument, refer to Note 15.

Convertible notes and warrants

In December 2024, the Company entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor for the sale of a Senior Secured Convertible Note ("December 2024 Note") which is convertible into shares of the Company’s common stock. The Company has accounted for the December 2024 Note and related warrants using the relative fair value allocation method on the date of issuance. Refer to Note 10 for further information.

The December 2024 Note contains a host liability, freestanding warrants, and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock, and (ii) classified in shareholders equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the condensed statements of operations. Any embedded conversion features and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

In March 2025, the Company entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party for the sale of a Convertible Note ("March 2025 Investor Note") which is convertible into shares of the Company’s common stock upon certain triggering events or fully repayable in 500 bitcoin if no triggering events are met. The Company elected to account for the March 2025 Investor Note at the “fair value option” (“FVO”) election of ASC 825, Financial Instruments (“ASC 825”) on the date of issuance. The Company elected to use the FVO election as the debt host contained several embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the FVO election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed statements of

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

operations. With respect to the above notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying condensed statements of operations, since the change in fair value of the March 2025 Investor Note was not attributable to instrument-specific credit risk. Refer to Note 10 for further information.

Recently issued accounting pronouncements not yet adopted

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC voluntarily stayed the implementation of the rules pending the judicial review of challenges to the rules in the Eighth Circuit Court of Appeals. As proposed, the new rules would have been effective for fiscal years beginning in 2025, except for the greenhouse gas emissions disclosures, which would have been effective for fiscal years beginning in 2026. We are currently monitoring whether these rules will be implemented as well as evaluating the potential impact of these rules on our financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Topic 220), which requires entities to include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.

In January 2025, the FASB issued ASU 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

We do not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

3. RECAPITALIZATION

On February 14, 2025, the Company closed the Merger pursuant to the terms of the Merger Agreement and acquired all of the issued and outstanding equity interests in FTAC Emerald. Pursuant to the Merger Agreement, FTAC Emerald purchased from the legacy stockholders of Fold, Inc. all of the issued and outstanding equity interests of Fold, Inc. for $372.0 million, which was paid to the legacy stockholders of Fold, Inc. in the form of approximately 34.1 million shares of Common Stock. The 34.1 million shares of common stock is inclusive of the conversion of all SAFE notes and preferred stock which were converted as part of the Merger. In connection with the Merger, FTAC Emerald was renamed “Fold Holdings, Inc.” and legacy Fold, Inc. continued as a wholly owned subsidiary of Fold Holdings, Inc.

The Merger was accounted for as a reverse recapitalization, with the net assets of FTAC Emerald stated at historical cost and no goodwill or other intangible assets recorded. Under this method of accounting, FTAC Emerald was treated as the acquired company for financial reporting purposes. This determination was primarily based on post-Merger relative voting rights, composition of the governing board, management and intent of the Merger. Accordingly, for accounting purposes, the Merger was accounted for as the equivalent of Fold

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

issuing stock for the net assets of FTAC Emerald, accompanied by a recapitalization. The reported amounts from operations included herein prior to the Merger are those of Fold.

Share and per share information for all periods prior to the Merger have been retrospectively adjusted by the exchange ratio for the equivalent number of shares of common stock outstanding immediately after the Merger to effect the reverse recapitalization. Refer to Note 17 for further information.

In connection with the Merger, approximately 3.3 million shares of FTAC Emerald Class A common stock, par value $0.0001 per share (the “Class A Shares”), were redeemed, resulting in 10,932,855 shares of FTAC Emerald Class A common stock outstanding. Upon finalization of the Merger, on February 14, 2025, the Company was renamed Fold Holdings, Inc. and each currently issued and outstanding share of FTAC Emerald Class A common stock automatically converted into shares of Fold Holdings, Inc. Common Stock.

The number of shares of Common Stock of Fold Holdings as of March 31, 2025 was as follows:

Shares by Type	Number of shares by type as of March 31, 2025
FTAC Emerald total shares outstanding prior to the Merger	14,237,038
Less: Redemption of FTAC Emerald shares	(3,304,183)
Class A Shares of FTAC Emerald	10,932,855
Shares issued for Fold Common Stock	34,067,810
Exercise of Series B warrants	500,000
Issuance of March 2025 Closing Shares	750,000
Total Shares of Common Stock outstanding	46,250,665

The Company incurred transaction costs related to the Merger of approximately $14.0 million, which are included as a reduction to additional paid in capital on the condensed balance sheets. In connection with the closing of the Business Combination, the Company received net cash proceeds of $0.8 million from the FTAC Emerald trust account, net of transaction expenses and redemptions.

4. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

Revenue stream	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Banking and payment revenues	$6,921,625	$4,920,665
Custody and trading revenues	151,855	11,933
Other revenues	26,035	8
Less: Sales returns and allowances	(11,678)	(1,395)
Revenues, net	$7,087,837	$4,931,211

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of March 31, 2025 and December 31, 2024, the contract liability related to our deferred subscription revenues was $0.3 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was $0.5 million and $0.6 million, respectively.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The activity in deferred revenue for the three months ended March 31, 2025 and the year ended December 31, 2024, was as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Beginning of the period contract liability	$875,466	$1,012,010
Revenue recognized from the contract liabilities included in the beginning balance	(141,204)	(442,045)
Increases due to cash received net of amounts recognized in revenue during the period	94,630	305,501
End of period contract liability	$828,892	$875,466

Contract costs

For the three months ended March 31, 2025 and 2024, we incurred $0.2 million and $0 million, respectively, of incremental costs to obtain and/or fulfill contracts with customers. These costs are related to the implementation of the credit card program and are included within the prepaid expenses and other current assets on the balance sheets. The contract asset is expected to be expensed once the credit card has been implemented and made available to customers.

5. DIGITAL ASSETS

The Company holds digital assets, comprised solely of bitcoin, for two purposes: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of the Fold Rewards Program (“Rewards Treasury”); and (2) as a treasury asset with the intention to hold as a long-term investment (“Investment Treasury”). The Company purchases bitcoin for its Rewards Treasury to maintain a balance that is equal to or greater than its customer rewards liability and disburses bitcoin from its Rewards Treasury when customers redeem their rewards and the liability is satisfied.

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	March 31, 2025	December 31, 2024
Rewards treasury (USD)	$7,365,544	$8,569,651
Investment treasury (USD)	122,957,753	93,568,700
Total bitcoin treasury (USD)	$130,323,297	$102,138,351

	March 31, 2025	December 31, 2024
Rewards treasury (BTC)	89	92
Investment treasury (BTC)	1,490	1,002
Total bitcoin treasury (BTC)	1,579	1,094

As of March 31, 2025 and December 31, 2024, the Company held 1,579 and 1,094 bitcoin, respectively, with an aggregate cost of $113.2 million and $67.9 million, respectively. As of March 31, 2025, 800 bitcoin are restricted from use in operations under collateral agreements related to our convertible notes. Refer to Note 10 for further details.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2024	$5,333,384	$82,631	$5,416,015
Purchases of bitcoin	427,128	14,339	441,467
Disbursements of bitcoin	(1,326,202)	-	(1,326,202)
Remeasurement gain (loss) on bitcoin	3,491,889	-	3,491,889
Bitcoin held at March 31, 2024	$7,926,199	$96,970	$8,023,169
Purchases of bitcoin	1,321,076	118,020	1,439,096
Proceeds from SAFE financings received in bitcoin	-	64,106,134	64,106,134
Disbursements of bitcoin	(2,713,909)	-	(2,713,909)
Proceeds from sale of bitcoin	(104,868)	-	(104,868)
Remeasurement gain (loss) on bitcoin	2,141,153	29,247,576	31,388,729
Bitcoin held at December 31, 2024	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	522,293	1,040,680	1,562,973
Bitcoin received from March 2025 Investor Note (1)	-	43,965,525	43,965,525
Disbursements of bitcoin	(715,814)	-	(715,814)
Remeasurement gain (loss) on bitcoin	(1,010,586)	(15,617,152)	(16,627,738)
Bitcoin held at March 31, 2025	$7,365,544	$122,957,753	$130,323,297

(1) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 10 for additional details.

Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations and satisfy other current liabilities.

The remeasurement loss of $16.6 million recognized on the digital assets balances for the three months ended March 31, 2025 consisted of a realized gain of $0.5 million and an unrealized loss of $17.1 million. The remeasurement gain of $3.5 million recognized on the digital assets balance for the three months ended March 31, 2024 consisted of a realized gain of $0.9 million and an unrealized gain of $2.6 million.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid interest	$2,168,259	$-
Prepaid expenses	1,619,851	509,547
Other receivables	175,107	177,528
Interest receivable	40,701	25
Total	$4,003,918	$687,100

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

7. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2024	$5,333,384
Rewards earned by customers	541,146
Rewards fulfilments	(1,317,262)
Expired rewards	(54,115)
Remeasurement (gain) loss on customer rewards liability	3,423,045
Balance at March 31, 2024	$7,926,198
Rewards earned by customers	1,627,329
Rewards fulfilments	(2,631,283)
Expired rewards	(149,323)
Remeasurement (gain) loss on customer rewards liability	1,796,730
Balance at December 31, 2024	$8,569,651
Rewards earned by customers	679,502
Rewards fulfilments	(714,802)
Expired rewards	(67,950)
Remeasurement (gain) loss on customer rewards liability	(1,100,857)
Balance at March 31, 2025	$7,365,544

Rewards fulfilments represent amounts that were distributed to customers to fulfill customer rewards obligations.

8. RELATED PARTIES

During the three months ended March 31, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with SATS Credit Fund LP (the “Investor”), pursuant to which the Company issued to the Investor a convertible note in the aggregate principal amount of approximately $46.3 million. Refer to Note 10 for further details. The Securities Purchase Agreement and the transactions contemplated thereby were approved by the audit committee and the board of directors of the Company specifically in light of certain related party components, including that the Investor is a private investment fund raised and managed by Ten31, LLC, which is an affiliate of Fold’s chairman, Dr. Jonathan Kirkwood. Dr. Kirkwood recused himself from the board of directors’ approval of the Securities Purchase Agreement and the related transactions.

During the year ended December 31, 2024, the Company entered into a SAFE with Thesis Inc., a principal shareholder of the Company, totaling $1.0 million.

9. SAFEs

On February 14, 2025, in connection with the closing of the Merger with FTAC Emerald, all SAFE notes held by the Company converted into 16.6 million shares of common stock. The fair value of the SAFEs on the date of conversion was $177.6 million. Prior to conversion, the Company’s SAFEs were recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Changes in fair value of SAFEs” in the statements of operations. However, because Fold’s SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event, these amounts were reclassified to equity upon conversion.

As of and for the three months ended March 31, 2025 and year ended December 31, 2024, the fair value of the SAFEs was $0 and $171.1 million, respectively. The remeasurement of the SAFEs due to change in fair value resulted in an increase in the liability of $6.5 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively. Refer to Note 15 for further details on the fair value measurement of the SAFEs.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

During the three months ended March 31, 2025 and year ended December 31, 2024, the Company entered into SAFEs with various investors with aggregate gross proceeds of $0 and $72.1 million, respectively. Three of the SAFEs (the “Bitcoin SAFEs”) issued during 2024, totaling $64.1 million, were funded with bitcoin that the Company held in treasury as of March 31, 2025.

10. CONVERTIBLE NOTES AND WARRANTS

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The December 2024 Initial Investor Note

	March 31, 2025	December 31, 2024
December 2024 Initial Investor Note	$20,000,000	$20,000,000
Convertible debt, gross	20,000,000	20,000,000
Less:
Debt discount, net of amortization	6,213,572	6,636,805
Debt issuance costs, net of amortization	1,507,602	1,610,291
Convertible debt, net	12,278,826	11,752,904
Less: Current portion of long-term debt	-	11,752,904
December 2024 convertible note, net - long-term	$12,278,826	$-

In December 2024, the Company entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor (the “Investor”) for the sale of a Senior Secured Convertible Note which is convertible into shares of the Company’s common stock. The Company executed the December 2024 SPA and consummated the issuance of (i) an Initial Note in the principal amount of $20,000,000 with a conversion price of $11.50 per share (the “December 2024 Initial Investor Note”), and (ii) Series A, Series B, and Series C warrants to initially acquire up to 869,565, 500,000, and 869,565 additional shares of the Company’s common stock, respectively, with an initial exercise price of $12.50, $0.001, and $11.50 per share of common stock, respectively, subject to adjustment (collectively, the “Investor Warrants”). Fold may issue to the Investor an additional Senior Secured Convertible Note in an aggregate principal amount of up to $10,000,000 (the “Additional Investor Note” and, together with the December 2024 Initial Investor Note, the “Investor Notes”), subject to the mutual discretion of Fold and the Investor.

On February 14, 2025, following the finalization of the Merger, the maturity of the December 2024 Initial Investor Note extended from 10 months to 36 months from Fold's public listing event (the "Public Company Date") and was reclassified from a current liability to long term liability. The Series A warrants were exercisable immediately and expire eight years from the date of issuance. The Series B and Series C warrants became exercisable at the time of Fold's Public Company Date and expire eight years from the date of issuance and one year from the Public Company Date, respectively. Following the Public Company Date, the Investor exercised the Series B warrants in a cashless exercise, acquiring the 500,000 shares of common stock at $0.001 per share.

As of March 31, 2025, the principal amount outstanding under the December 2024 Initial Investor Note was $20.0 million. The December 2024 Initial Investor Note is secured by Fold’s assets as collateral, including 300 bitcoin held within Fold’s digital asset Investment Treasury. The Company has included the net balance of the December 2024 Initial Investor Note within non-current liabilities, as the maturity date was extended from 10 months to 36 months due to the Public Company Date.

The Company has accounted for the December 2024 Initial Investor Note and the Investor Warrants using the relative fair value allocation method on the date of issuance. The estimated fair values of the December 2024 Initial Investor Note and Investor Warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's common shares as of the issuance date. The Company has elected not to subsequently remeasure the convertible note. Further, the Company concluded that the Investor’s right to acquire the Additional Investor Note is separately exercisable from the December 2024 Initial Investor Note and the Investor Warrants. Each of the Investor Notes will be sold at an original issue discount of 5%.

The Company recorded interest expense under the December 2024 Initial Investor Note based on a stated interest rate of 12% per annum, as well as the amortization of the debt discount and debt issuance costs, which the Company computed using the effective interest method. The debt discount represents the 5% original issue discount, as well as the bifurcation of the value ascribed to the Investor Warrants on a relative fair value basis, after separately valuing the warrants and the December 2024 Initial Investor Note.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Total interest expense recognized related to the December 2024 Initial Investor Note for the three months ended March 31, 2025 was $1.1 million, comprised of an accrual of contractual interest expense of $0.6 million and $0.5 million of amortization of the debt discount and debt issuance costs. Interest is calculated on the basis of a 360-day year and is payable quarterly starting March 31, 2025, in cash or paid-in-kind and capitalized to the loan balance (“PIK”) until the Public Company Date. Subsequent to that date, interest is payable in cash or shares (or a combination thereof). Interest expense on the December 2024 Initial Investor Note commenced accruing on the date of issuance.

The December 2024 Initial Investor Note, plus accrued and unpaid interest, is convertible at any time, at the Investor’s option, into shares of the Company’s common stock at an initial fixed conversion price of $11.50 per share, subject to certain adjustments and alternative conditions. Upon a change of control of the Company, the Investor may require the Company to redeem all, or any portion, of the December 2024 Initial Investor Note at a price stipulated by certain conditions as discussed within the December 2024 SPA.

The December 2024 Initial Investor Note provides for certain events of default, including, among other things, any breach of the covenants described in the December 2024 SPA. In connection with an event of default, the Investor may require the Company to redeem all or any portion of the December 2024 Initial Investor Note at a premium set forth in the December 2024 SPA. The Company is also subject to certain customary affirmative and negative covenants regarding the rank of the December 2024 Initial Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. As of March 31, 2025, the Company was in compliance with all covenants and there have been no events of default during the period.

The March 2025 Investor Note

	March 31, 2025	December 31, 2024
March 2025 Investor Note	$46,279,500	$-
Fair value adjustment	6,534,143	-
March 2025 investor note - related party	$52,813,643	$-

On March 6, 2025, Fold entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party (the “Investor”), pursuant to which Fold issued to the Investor (i) a Convertible Note in an aggregate principal amount of $46.3 million (the “March 2025 Investor Note”), which is convertible into shares of Common Stock at any time, at the option of the Investor, at a conversion price of $12.50 per share, (ii) warrants exercisable for 925,590 shares of Common Stock with an exercise price of $15.00 per share (the “March 2025 Warrants”, and (iii) an aggregate of 750,000 shares of Common Stock (the “Closing Shares”).

As of March 31, 2025, the principal amount outstanding under the March 2025 Investor Note was $46.3 million and the fair value was $52.8 million. The aggregate principal amount outstanding under the March 2025 Investor Note, plus accrued and unpaid interest, is convertible at any time, at the Investor’s option, into shares of the Company’s common stock at an initial fixed conversion price of $12.50 per share, subject to certain adjustments and alternative conditions. The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the Note, pursuant to which it can cause a portion of the unpaid and outstanding note to be converted into shares of the Company's common stock at the Conversion Price. Specifically, the March 2025 Investor Note has six triggering events which occur when the Company's stock price is greater than or equal to $15.00 through $40.00. Upon the occurrence of each triggering event, the March 2025 Investor Note will automatically convert into the specified number of shares outlined by each individual triggering event.

The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin of which was paid to the Investor as prepayment for the first year of interest. This bitcoin will be included in the Company’s Digital Assets – Investment Treasury and will be held as collateral to secure the March 2025 Investor Note until maturity or conversion of the Note. On the maturity date, the Company shall transfer to the Investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the Note.

The Company has elected to account for the March 2025 Investor Note using the fair value option and will remeasure the March 2025 Investor Note at each reporting period. As of the date of issuance, the fair value of the March 2025 Investor Note was $59.0 million which exceeded the proceeds received of $46.3 million. The $12.7 million excess of the fair value over the net proceeds received has been recorded as a loss within the condensed statements of operations for the three months ended March 31, 2025.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

During the three months ended March 31, 2025, the Company recorded a $6.2 million gain due to changes in fair value of the March 2025 Investor Note.

The Company separately valued the March 2025 Warrants and Closing Shares issued at $3.8 million and $5.8 million, respectively. The Company considered those amounts as costs and fees incurred upon issuance of the debt. Since those costs and fees were incurred in connection with an instrument entered into with a related party that is subsequently being measured at fair value, the Company expensed the full $9.6 million immediately in the period. The March 2025 Warrants were analyzed in accordance with ASC 815-40 and determined to meet the requirements for equity classification. The estimated fair value of the March 2025 Warrants were calculated under a Black-Scholes model as of the issuance date. The March 2025 Warrants expire five years from the date of issuance and the March 2025 Investor Note matures on March 6, 2030.

The Investor Note will accrue interest at a rate of 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share. Total interest expense recognized related to the March 2025 Investor Note for the three months ended March 31, 2025 was $0.1 million. Pursuant to the March 2025 SPA, the Company prepaid one year of interest in the form of 25 bitcoin and will amortize that prepaid interest through March 31, 2026. The prepaid interest has been recorded within prepaid expenses and other current assets on the condensed balance sheet. Beginning April 1, 2026, interest will be calculated on the basis of a 360-day year and stated interest rate of 7% per annum. Interest is payable quarterly in paid-in-kind shares of Common Stock.

The March 2025 Investor Note provides for certain events of default. In connection with an event of default, the Investor may require the Company to redeem all or any portion of the March 2025 Investor Note by returning to the Holder the amount of Bitcoin Collateral that has not previously been released to the Company in connection with the conversion of the principal into shares of common stock. The Company is also subject to certain customary affirmative and negative covenants regarding the rank of the March 2025 Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, distributions or redemptions, the transfer of assets, and the maturity of other indebtedness, among other customary matters. As of March 31, 2025, the Company was in compliance with all covenants and there have been no events of default during the period.

11. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of common stock at a par value of $0.0001 per share. As of March 31, 2025, the Company had 46.9 million shares of common stock issued and 46.3 million shares of common stock outstanding. As of March 31, 2024, the Company had 5.8 million shares of common stock issued and outstanding. Any dividends declared on common shares will be subordinated to dividends on any outstanding preferred shares. Holders of common stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Restated Certificate of Incorporation of the Company dated February 14, 2024, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of March 31, 2025, the Company had no shares of preferred stock issued and outstanding. As of March 31, 2024, the Company had 10.2 million shares of convertible preferred stock issued and outstanding. Dividends for preferred shares are noncumulative and payable only upon declaration by the Board of Directors. Refer to Note 3 for additional details on the conversion of preferred stock as part of the recapitalization.

Warrants

As of March 31, 2025, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the December 2024 Investor Note, at an exercise price of $12.50 and $11.50 per share, respectively; and (3) 925,590 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00.

12. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold historically granted Restricted Stock Awards ("RSAs") and Restricted Stock Units (“RSUs”) under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted a new 2025 Incentive Award Plan (the "2025 Equity Plan") as well as an employee stock purchase plan (the "2025 ESPP") which became effective immediately on the date of the Merger. Collectively, these plans are referred to as the "Equity Plans".

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Following the Merger, no further awards may be granted under the 2019 Equity Plan; however, awards granted under that plan will remain subject to the terms and conditions of the 2019 Equity Plan. Under the 2025 Equity Plan an aggregate number of shares equal to the sum of (i) 10% of the fully-diluted shares of New Fold Common Stock as of the Closing (ii) the number of shares that remained available for issuance under the 2019 Equity Plan as of the Closing and (iii) the number of shares that were subject to awards under the 2019 Plan as of the Closing and which, following the Closing, became available for grant under the 2025 Plan, were initially reserved under the 2025 Plan. As of March 31, 2025, no Offering Period under the 2025 ESPP has been initiated.

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, Restricted Stock Awards, Stock Appreciation Rights, Restricted Stock Units, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and unsecured right to receive Shares (or cash or a combination of Shares and cash, as determined in the sole discretion of the Board) upon settlement of the Award. RSAs are Awards of restricted shares of Company common stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of March 31, 2025, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plan.

Restricted Stock Units

Prior to the Merger the Company's RSUs had two vesting conditions: a service condition that is typically satisfied based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement (though some RSUs have been granted with different service-vesting schedules, including without the one-year cliff), and a performance condition related to the consummation of a liquidity event defined in the award agreements as the first to occur of a change of control or the first sale of common stock pursuant to an IPO. The Merger with FTAC Emerald on February 14, 2025 met the performance condition criteria. Following the Merger, the Company's RSUs are subject to vesting requirements of each individual Award grant, which will typically include only a service condition based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement.

On February 14, 2025, upon finalization of the Merger Agreement with FTAC Emerald, each outstanding Fold RSU award was converted into an award of restricted stock units covering a number of shares of common stock determined by multiplying (i) the number of shares of Fold common stock subject to the Fold RSU award immediately prior to the consummation of the Merger by (ii) 82.5% (rounded down to the nearest whole share). As the Merger satisfied the performance vesting condition under the RSU awards, 1.4 million RSUs vested on the date that Fold Holdings, Inc. became a public company, resulting in the recognition of share-based compensation expense totaling $4.4 million with a weighted average grant date fair value of $3.37 for RSUs vested during the period.

The Company recognized $5.2 million of share-based compensation expense for the three months ended March 31, 2025, which includes $4.4 million of share-based compensation expense that was immediately recognized due to the performance condition being satisfied on February 14, 2025. As the performance condition was not met as of March 31, 2024, no share-based compensation was recognized for the three months ended March 31, 2024. There was $5.2 million of unrecognized shared-based compensation expense related to unvested awards as of March 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 1.99 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded a nominal amount of share-based compensation expense related to RSAs for the three months ended March 31, 2025 and March 31, 2024. There was no material unrecognized compensation expense related to RSAs as of March 31, 2025 or March 31, 2024, as all unvested shares were purchased by the Participants at fair value at the time of issuance. There were not any additional RSAs granted during the three months ended March 31, 2025 or March 31, 2024. Share-based compensation expense for RSAs is included in compensation and benefits in the accompanying statements of operations.

Determination of fair value

The initial value of the awards on the dates that the RSUs and RSAs were granted was determined based on the underlying value of the Company’s common stock. As a private company, the common stock was valued by performing an enterprise valuation using a guideline public company market approach method. This method leverages an analysis of publicly traded peers to develop relevant market multiples and ratios applied to the Company’s historical and expected cash flows. As a public company, the common stock will be valued based on the Company's stock price.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the three months ended March 31, 2025 and 2024:

	RSUs	RSAs
Shares nonvested at January 1, 2025	2,098,620	17,270
Granted	-	-
Vested	(1,460,409)	(17,270)
Forfeited	-	-
Shares nonvested at March 31, 2025	638,211	-

	RSUs	RSAs
Shares nonvested at January 1, 2024	1,271,784	124,176
Granted	154,327	-
Vested	-	(27,586)
Forfeited	-	-
Shares nonvested at March 31, 2024	1,426,111	96,590

13. COMMITMENTS AND CONTINGENCIES

401(k) Plan

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For each of the three months ended March 31, 2025 and 2024, we recorded a nominal amount of expense related to the 401(k) plan, which is included in compensation and benefits in the accompanying statements of operations.

Litigation

The Company was not a party of any ongoing or pending litigation as of March 31, 2025 and 2024, and accordingly, has not made any accrual related to legal proceedings in the Company’s balance sheets.

14. INCOME TAXES

During the three months ended March 31, 2025, the Company had losses before income taxes of $48.9 million and a nominal amount of income tax expense. During the three months ended March 31, 2024, the Company had losses before income taxes of $0.9 million and a nominal amount of income tax expense. For the three months ended March 31, 2025, the Company recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes. For the three months ended March 31, 2024, the Company recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes.

As of March 31, 2025, the Company has federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Section 382 imposes an annual limitation on the amount of taxable income that can be offset by NOLs following a greater than 50% ownership change by 5% shareholders over a rolling three-year period. As of March 31, 2025, the Company has not completed a study to assess Section 382. Until this analysis is complete, no assurance can be given that the Company will be able to fully utilize its NOL carryforwards. If a limitation is determined to apply, it could materially impact the Company’s ability to offset future taxable income and reduce future cash tax obligations. The Company will update this disclosure in future filings as more information becomes available.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$130,323,297	$130,323,297	$-	$-
Total assets	$130,323,297	$130,323,297	$-	$-

Liabilities:
Customer rewards liability	$7,365,544	$-	$-	$7,365,544
March 2025 Investor Note	52,813,643	-	-	52,813,643
Total liabilities	$60,179,187	$-	$-	$60,179,187

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$102,138,351	$102,138,351	$-	$-
Total assets	$102,138,351	$102,138,351	$-	$-

Liabilities:
Customer rewards liability	$8,569,651	$-	$-	$8,569,651
SAFEs	171,080,533	-	-	171,080,533
Total liabilities	$179,650,184	$-	$-	$179,650,184

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and deferred revenue approximate their fair values due to their short-term nature.

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of March 31, 2025 and December 31, 2024.

Customer rewards liability

The customer reward liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of March 31, 2025 and December 31, 2024, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended March 31, 2025 and 2024 was 10%.

Simple Agreements for Future Equity

On February 14, 2025, upon closing of the Merger with FTAC Emerald, the SAFEs of the Company converted into approximately 16.6 million shares of common stock. The fair value of the SAFEs on the date of conversion was approximately $177.6 million. Prior to conversion, the Company’s SAFEs were recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Changes in fair value of SAFEs” in the statements of operations. However, because Fold’s SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event, these amounts were reclassified to equity upon conversion.

Prior to conversion, the estimated fair value of the SAFEs (refer to Note 9) was determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios, including: (i) equity financing, with conversion of the SAFEs into a number of

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

shares of convertible preferred stock at the lower of the post-money valuation cap price or discount price (ii) liquidity event (change of control, direct listing, or an initial public offering) with mandatory conversion to common stock at the lower of the post-money valuation cap price or discount price and (iii) dissolution event, with SAFE holders automatically entitled to receive cash payments equal to the purchase amount, prior to and in preference to any distribution of any assets or surplus funds to the holders of convertible preferred and common stock. The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the SAFEs are outstanding, in each case based on a risk-adjusted discount rate estimated to set the probability-weighted sum of each scenario to the purchase price. The discount rate at each valuation date was adjusted by the change in the USD CCC bond rate to reflect the market movement between the issuance date and valuation date. Additionally, in the Company’s estimate of the fair value of the Bitcoin SAFEs, the current value of bitcoin was used as an estimate of the future value of a BTC-denominated payout. If there is not a Liquidity Event, the SAFE will result in the repayment of the bitcoin contributed at the issuance of the note. To value this scenario, which is weighted at an 9% probability, the Company considered the value of the underlying bitcoin as of the valuation date, reflecting an estimate of the future price.

Fair value measurements associated with SAFEs were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases and decreases in the fair value of the SAFEs can result from updates to assumptions such as expected timing and probability of a qualified financing event, or changes in discount rates, among other assumptions. Based on the Company’s assessment of the valuation of the SAFEs, performed by the Company’s third-party valuation specialists, none of the changes in the fair value of those instruments were due to changes in the Company’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value and the change in fair value of SAFEs and the results of operations in any given period.

The following table summarizes the changes in fair value associated with Level 3 SAFE financial instruments held at the beginning or end of the periods presented:

SAFEs
Balance at January 1, 2024	$10,601,545
Proceeds from issuances of SAFEs	500,000
Change in fair value of SAFEs	95,064
Balance at March 31, 2024	11,196,609
Proceeds from issuances of SAFEs	71,606,134
Change in fair value of SAFEs	88,277,790
Balance at December 31, 2024	171,080,533
Proceeds from issuances of SAFEs	-
Change in fair value of SAFEs	6,503,113
Conversion of SAFEs	(177,583,646)
Balance at March 31, 2025	$-

Convertible Note

The estimated fair value of the convertible note (refer to Note 10) was determined using a Monte Carlo simulation model, which requires the use of several inputs and significant assumptions, including the risk-free rate and volatility. The discount rate at each valuation date was the risk free rate. Additionally, in the Company’s estimate of the fair value of the convertible note, the forced conversion right was treated as soft call options within the valuation model.

Fair value measurements associated with the convertible note were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases and decreases in the fair value of the convertible note can result from updates to assumptions such as the price of bitcoin, expected timing and probability of the Company being able to exercise their forced conversion right, or changes in the risk-free rate, among other assumptions. Based on the Company’s assessment of the valuation of the convertible note, performed by the Company’s third-party valuation specialists, none of the changes in the fair value of those instruments were due to changes in the Company’s own credit risk for the reporting periods presented. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Changes or updates to assumptions could have a material impact on the reported fair value and the change in fair value of the convertible note and the results of operations in any given period.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Convertible Note
Balance at December 31, 2024	-
Additions	46,279,500
Fair Value adjustment, Day one loss on issuance of debt	12,753,994
Fair Value adjustment, Change in fair value	(6,219,851)
Balance at March 31, 2025	$52,813,643

The following table summarizes the significant inputs which the fair value measurements associated with the convertible note was determined:

	As of March 31, 2025	As of December 31, 2024
Risk-Free Rate (continuously compounded)	3.89%	-
Fold Volatility (Annual)	92.29%
Bitcoin Volatility (Annual)	60.53%	-
Note Term	5.00 Years	-
Fold Stock Price	$6.20	-
Bitcoin Price	$82,548.91
Correlation (Fold and Bitcoin)	0.3737
Conversion price	$12.50	-
Dividend Yield (Annual)	0.00%	-

16. CUSTODY OF DIGITAL ASSETS

We provide custody services on behalf of our customers through unrelated third-party service providers, who are qualified custodians. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodians used by Fold hold our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the three months ended March 31, 2025 or year ended December 31, 2024.

The fair value of customer digital assets held by our qualified custodians totaled $17.2 million and $13.9 million at March 31, 2025 and December 31, 2024, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $17.2 million and $13.9 million at March 31, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at March 31, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

17. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

As described in Note 3 - Recapitalization, the Company accounted for the Merger as a reverse recapitalization. Net loss per share calculations for all periods prior to the Merger have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of common stock outstanding immediately after the Merger to effect the reverse recapitalization. The Exchange Ratio was calculated as the quotient of (a) the Aggregate Merger Consideration, divided by (b) the number of shares of Fold Fully Diluted Capital Stock. Subsequent to the Merger, net loss per share is calculated based on the weighted average number of shares of common stock outstanding.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	Three Months Ended March 31,
	2025	2024
Basic net loss per share:
Numerator:
Net loss	$(48,879,200)	$(945,046)
Net loss attributable to common stockholders, basic and diluted	$(48,879,200)	$(945,046)

Denominator:
Basic shares:
Weighted-average shares used to compute basic and diluted net loss per share	25,436,398	5,836,882
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.92)	$(0.16)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Convertible preferred stock	-	10,204,880
Unvested restricted stock units	638,211	1,426,111
SAFEs (1)	-	-
Convertible notes (2)	5,441,490	-
Investor warrants (3)	15,099,378	-
Total anti-dilutive securities	21,179,079	11,630,991

(1)
The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the three months ended March 31, 2025 as the SAFEs were converted to common stock as of the Merger. The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the three months ended March 31, 2024 as the number of dilutive shares would be based on a conversion ratio associated with the pricing of the future financing or liquidation event, which was not determinable as of March 31, 2024.
(2)
The December 2024 Note contains a conversion feature that allows the Investor the option to convert the December 2024 Investor Note in exchange for 1,739,130 shares of common stock. The March 2025 Investor Note contains a conversion feature that allows the Investor the option to convert in exchange for 3,702,360 shares of common stock. The effect of the incremental common shares issuable upon a conversion of these notes would be anti-dilutive based on Fold's average share price for three months ended March 31, 2025 and are therefore excluded from the loss per share calculation.
(3)
As of March 31, 2025, Fold had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the December 2024 Investor Note, at an exercise price of $12.50 and $11.50 per share, respectively; and (3) 925,590 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00. These warrants are considered anti-dilutive based on Fold's average share price for three months ended March 31, 2025 and are therefore excluded from the loss per share calculation.

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements through May 15, 2025, the date the financial statements were available to be issued.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Where applicable, the notes to these financial statements have been updated to discuss significant subsequent events which have occurred.

There have been no subsequent events that would require disclosure or adjustment in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis presents management’s perspective on our financial condition and results of operations, including performance metrics that management uses to assess company performance and should be read together with our financial statements and the related notes and other financial information included elsewhere in this filing.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”). In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

Unless otherwise indicated or the context otherwise requires, references included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, both prior and subsequent to the closing of the Merger.

Business overview

Founded in 2019, Fold is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers an FDIC insured checking account through Sutton Bank, a prepaid Visa debit card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees, instant withdrawals, and insured custody. By integrating bitcoin across traditional financial services, the Company acts as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold mobile app.

Since Fold was founded, we have been a pioneer in bitcoin consumer financial services. From our earliest days, Fold has provided users an opportunity to spend their bitcoin via the Lightning Network - a use case largely underrepresented in the overall bitcoin ecosystem. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin exchange product, and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In February 2025 we publicly announced our intention to offer a bitcoin-rewards credit card which we expect to launch in 2025, and in May 2025 we announced a Bitcoin Gift Card that is set to roll out to national merchant networks across the country over the coming months. We expect to continue to innovate in the bitcoin consumer financial services space over the coming years.

In addition to new products and features, we have committed significant resources towards optimizing our business through design and user experience ("UX") updates, refinement of our systems architecture, scaling our customer support services, expanding our rewards network, and adding strategic partnerships. Through these efforts we have achieved product-level profitability for all core product lines, inclusive of the contra-revenue effect of rewards, and we are well positioned to scale those lines.

One of the foundational value propositions of bitcoin is trust and security. Over the past few years, many “crypto”-adjacent business models failed to live up to those values, prioritizing short-term gains over their fiduciary duties to customers. As a result, many of these companies suffered a combination of reputational damage, bankruptcy, litigation, and fines. Throughout our existence, Fold has been focused on ensuring the safety and security of our customer assets while also complying with regulatory guidance relevant to our business. We believe that a solid trust foundation is critical for continued user adoption and in building a positive brand image, both of which are crucial for our long-term success.

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. As of May 15, 2025, Fold has accumulated more than 1,490 bitcoin in our Investment Treasury, and we plan to continue to accumulate bitcoin over time. We view our bitcoin holdings as a long-term strategic investment and not as a trading asset.

Recent developments

The Company was originally incorporated in the state of Delaware as Fold, Inc. on August 20, 2019. On July 24, 2024, Fold, Inc. entered into a definitive agreement (the "Merger Agreement") with FTAC Emerald Acquisition Corp. (“FTAC Emerald”), a publicly-traded special purpose acquisition company, providing for a proposed business combination (the "Merger"). The registration statement for the Merger was declared effective by the SEC on January 23, 2025, the Merger was approved by FTAC’s shareholders on February 13, 2025, and the business combination was finalized on February 14, 2025. The combined company now operates under the name Fold Holdings, Inc., and its common stock and warrants trade on the Nasdaq under the ticker symbols “FLD” and “FLDDW,” respectively. The Company is a remote-first company and does not designate a physical headquarters.

In July 2024, we released a new rewards program for ACH bill payments, a feature that we believe currently has limited competition in the financial payments industry. This program provides eligible users the ability to earn up to 1.5% back on their mortgage, rent, or other bill payments. The amount of ACH payments eligible for rewards are tied directly to spending volumes elsewhere in the Fold ecosystem - for example, by spending $1,000 to purchase bitcoin on Fold, a user can earn rewards on up to $1,000 in ACH payments. This feature had been sought after by our existing user base for some time, and we expect it to drive increased volumes across all forms of eligible spend on our platform.

In September 2024, we added support for users from the state of Texas for our bitcoin exchange product, and we added the ability for users to deposit bitcoin into Fold to use as a funding method.

In November 2024, we launched joint accounts, a feature that provides the ability for users to add authorized users to their existing accounts (i.e. add a family member to your Fold Debit Card).

From January 1, 2024, to December 31, 2024 the Company entered into SAFEs with various investors with aggregate proceeds of $72.1 million.

In December 2024, Fold entered into a Securities Purchase Agreement (the “December 2024 Securities Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which (i) Fold issued to the Investor a Senior Secured Convertible Note in an aggregate principal amount of $20,000,000 (the “December 2024 Initial Investor Note”), and (ii) following the closing of the Merger, Fold (or New Fold, as successor to Fold) may issue to the Investor an additional Senior Secured Convertible Note in an aggregate principal amount of up to $10,000,000 (the “Additional Investor Note” and, together with the December 2024 Initial Investor Note, the “Investor Notes”), subject to the mutual discretion of Fold and the Investor. The Investor Notes will be convertible into shares of New Fold Common Stock at a conversion price of $11.50 per share. The Investor Notes are secured by Fold’s assets as collateral, including a portion of Fold’s proprietary bitcoin, and will mature on February 14, 2028.

In February 2025, we publicly announced a new product line, the Fold Bitcoin Rewards Credit Card. This product is an expansion of our current bitcoin-rewards Fold Debit Card. As with our Fold Debit Card, we have partnered with Visa to launch this product which is expected to launch in 2025. Premium customers will receive unlimited 2% bitcoin rewards, a free metal card, a variety of sign-up bonuses, and all the benefits of our premium membership, Fold+. A recent survey of Fold users indicated nearly 95% currently use credit cards, and over 85% indicated the ability to earn bitcoin instead of traditional cash back, miles, or points is "very important" or "extremely important" to them. Historically one of our most highly requested products, we expect the Fold Credit Card to drive both new user acquisition and deeper engagement within the Fold ecosystem.

In March 2025, Fold entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party (the “Investor”), pursuant to which Fold issued to the Investor (i) a Convertible Note in an aggregate principal amount of $46.3 million (the “March 2025 Investor Note”), which is convertible into shares of Common Stock at any time, at the option of the Investor, at a conversion price of $12.50 per share, (ii) warrants exercisable for 925,590 shares of Common Stock with an exercise price of $15.00 per share (the “March 2025 Warrants”, and (iii) an aggregate of 750,000 shares of Common Stock (the “Closing Shares”). The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin of which was paid to the Investor as prepayment for the first year of interest. On the maturity date, the Company shall transfer to the Investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the Note.

In May 2025, we publicly announced a new product line, the Fold Bitcoin Gift Card. This product will provide customers the ability to purchase USD denominated gift cards through the Fold app, through online gift card distributors, and through national brick-and-mortar merchant locations and redeem those gift cards for bitcoin through Fold. This product is expected to roll out to new distribution channels in phases throughout 2025.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. In 2025, we intend to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce several new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we announced two significant new product lines during the first few months of 2025: (1) the Fold Bitcoin Rewards Credit Card, which we expect to launch sometime in 2025; and (2) the Fold Bitcoin Gift Card, which was announced in May and we expect to roll out to new merchant locations throughout the remainder of 2025. These products are collectively expected to drive higher volumes, revenues, and margins, but we also expect them to drive both new user acquisition and contribute to deeper engagement within the Fold ecosystem.

In addition to these new products, we are devoting significant time and resources to our Custody and Trading platform which we expect to continue to be a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. Over the course of 2025 we expect to add support for larger orders via wires, to open our exchange product to non-cardholder customers, and to add users from new states where we have not previously supported access.

The timing of these product and feature releases will impact our ability to meet financial targets for 2025, however, we expect that each of these releases will further enhance our existing market position and drive increased volumes across the platform.

Growth Strategy

In addition to our product strategy, we intend to grow our customer base, transaction volume, and revenues through increased investment into organic and paid marketing channels that have proven successful to date.

Fold intends to continue to leverage our social media channels and customer referral program to drive maximum growth via organic channels which have been our primary growth channels to date. In addition, to further accelerate growth we intend to increase investments in paid marketing and affiliate opportunities in 2025, with a budgeted allocation of approximately $3.0 million for traditional marketing and advertising strategies. This contrasts with our full year 2024 spend of $0.3 million.

While we expect our existing products to benefit from this growth strategy, we also expect the addition of new products like the Fold Credit Card and the Fold Bitcoin Gift Card to create synergies across product lines and attract new users who are looking for a more comprehensive suite of financial products.

Bitcoin treasury strategy

As of March 31, 2025, we held approximately 1,579 BTC in our Bitcoin Treasury which had a market value of $130.3 million based on the market price of one bitcoin on the Coinbase exchange at 11:59:59 p.m. UTC time on March 31, 2025, which was approximately $82.5 thousand.

Fold’s purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset with the intention to hold as a long term investment (“Investment Treasury”). The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	March 31, 2025	December 31, 2024
Rewards treasury (USD)	$7,365,544	$8,569,651
Investment treasury (USD)	122,957,753	93,568,700
Total bitcoin treasury (USD)	$130,323,297	$102,138,351

	March 31, 2025	December 31, 2024
Rewards treasury (BTC)	89	92
Investment treasury (BTC)	1,490	1,002
Total bitcoin treasury (BTC)	1,579	1,094

We believe existing macro conditions to be favorable towards adding additional bitcoin to our balance sheet at current market prices and we will continue to consider additional bitcoin accumulation opportunities over the near term. We have not set any specific target for the amount of bitcoin we seek to hold. We plan to fund further bitcoin acquisitions primarily through issuances of common stock and a variety of financial instruments, including debt, convertible notes, preferred stock, or other structures as may be considered appropriate for our business.

Our Investment Treasury strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, (ii) pledge or commit a portion of our bitcoin as collateral for purposes of entering into financing transactions, (iii) utilize our bitcoin as reserve collateral for various products used in our operating business, and/or (iv) consider opportunities to create income streams or otherwise generate funds using our bitcoin holdings. As of March 31, 2025, 800 bitcoin are restricted from use in operations under collateral agreements related to our convertible notes.

Key operating metrics

We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to certain GAAP metrics, we also monitor various non-GAAP measures to evaluate our business. We believe the following metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other financial service providers. Where applicable we have provided definitions of metrics we consider key to our operations below.

Accounts

•
Active Accounts represent current Fold accounts that have not been deactivated by Fold or the user; and
•
Verified Accounts represent users who have gone through Know Your Customer (“KYC”) verification to participate in our banking and exchange products.

During the three months ended March 31, 2025, we added:

•
More than 17,000 new Active Accounts, bringing total Active Accounts to more than 609,000; and
•
More than 5,000 Verified Accounts, bringing total Verified Accounts to more than 76,000.

Transaction volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat ("USD") and bitcoin ("BTC") transaction volumes.

From inception through March 31, 2025, Fold processed approximately $2.8 billion in Transaction Volume through our platform. For the three months ended March 31, 2025, we averaged more than $84 million in monthly Transaction Volume.

Key components of results of operations

Revenue

Banking and payments revenue

Fold is a financial services platform and not a chartered bank. Our banking and payments revenues consist of revenues received from our Fold Debit Card and related product features, including:

•
Fold+ Subscriptions: Fold’s premium membership tier, called “Fold+”, offers users reduced or no fees on eligible products, higher rewards, and access to limited features. Fold+ costs $100/year or $10/month depending on the customer’s payment frequency selection.
•
Interchange: Every time a Fold user makes a payment using their Fold Debit Card, Fold earns a share of the total interchange fee charged on that transaction. Interchange fees are set by the card network (Visa) and charged as a percentage of the total sale. The amount of interchange earned by Fold is dependent on a wide variety of factors, including whether the transaction is processed in- or out-of-network, the merchant and their assigned merchant category code (“MCC Code”), and the type of purchase being made (signature v PIN debit transaction), among other variables. Interchange rates are subject to change by the card network (Visa) at any time.
•
Transaction Fees: Certain fees are charged to our cardholders depending on their membership tier or the nature of the transaction. These fees primarily include instant transfer fees, international transaction fees, and ATM fees. These fees are stated either as a percentage of each transaction or as a fixed dollar amount depending on the nature of the transaction.
•
Merchant Offers: Fold partners with a number of merchant offer wholesalers and individual merchants to offer gift cards, card-linked offers, and other affiliate offers. Fold has established an extensive partnership network across multiple vendors to provide customers with numerous and high quality merchant offers, and we regularly add new partnerships to optimize our offers network. For accounting purposes, the Company is the principal in gift card transactions and therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the cost of each gift card sold. Our merchant offers revenue is subject to seasonality and is typically higher around major shopping periods (ex. Amazon Prime Day) and in the fourth quarter, driven by holiday spending and travel.

The Company notes that the above categories of revenue are combined into Banking and Payments given their interconnected nature. For example, for the three months ended March 31, 2025, 97% of merchant offers were purchased with a Fold Debit Card. In addition, Fold primarily incentivizes users to sign up for its Fold+ subscription by reducing transaction fees and increasing rewards on Fold Debit Card transactions as well as by providing access to exclusive merchant offers. While Fold assesses each of these revenue streams separately for revenue recognition purposes, they all derive primarily from Fold Debit Card transactions which are funded by user accounts at Sutton Bank.

Custody and trading revenue

Fold partners with BitGo Trust Company, Inc. (“BitGo”) and Fortress Trust LLC (“Fortress”) (collectively “Exchange Providers”) to offer eligible customers the ability to buy, sell, store, insure, and withdraw bitcoin using the Fold app via an “Exchange Account”. Fold earns revenue on these transactions via a combination of transaction fees and transaction spreads. Spreads on trades include two components: (1) spreads charged by our Exchange Providers, which include any spreads passed on by their liquidity providers, and (2) Fold’s spread. For customers that do not have a Fold+ subscription, Fold also adds a transaction fee to certain buy and sell transactions as outlined in our terms and conditions which can change from time to time. Transaction fees are stated as a percentage of the purchase or sale amount (i.e. 1.5%).

Other revenue

We occasionally earn revenues from alternate sources, including Fold merchandise sales, sponsorship revenues, affiliate revenues, and other one-off revenue models. These revenues are typically non-recurring and are not currently material to our business.

Revenue Rewards

Users can earn bitcoin rewards by engaging in qualifying revenue-generating activities (spending money on Fold’s products, “Revenue Rewards”). Revenue Rewards are defined as those that are earned in direct relation to a qualifying spend transaction such as spending on the Fold Debit Card, purchasing bitcoin, purchasing merchant offers, etc. Marketing Rewards are defined as those that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards. Marketing Rewards are recorded as a marketing expense within operating expenses.

Revenue Rewards constitute a “non-revenue element” of our contracts with customers and are accounted for under ASC 815 – Derivatives and Hedging. Under that guidance, for all applicable revenue streams, Revenue Rewards are recorded as a direct reduction in the transaction price of the related revenue earned (ex. we reduce interchange revenue by the amount of rewards earned by customers when completing qualifying spend transactions).

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

The Company accrues both Revenue Rewards and Marketing Rewards, (collectively, the "Rewards") within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Reward is earned, with the corresponding impact on our statements of operations dependent on the type of Reward. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value until redeemed or reversed, with gains and losses on this liability recorded within 'Gain (Loss) on customer rewards liability' in our accompanying statements of operations. The liability is derecognized when the Reward is redeemed by the user and delivered to the user's bitcoin wallet.

Per the terms and conditions of the Fold Rewards Program, rewards are subject to adjustment for chargebacks, returns, refunds, or other circumstances. In addition, rewards are subject to expiry if users fail to maintain an active account for more than twelve consecutive months. The Company estimates the amount of rewards that will expire based on historical data, current user trends, and other factors and accrues for those amounts in the period those rewards were earned.

Sales returns and allowances

All revenue is recognized net of sales returns and allowances, when applicable, which arise from time to time for various reasons. Returns and allowances have been primarily related to merchant offers and have historically been immaterial to our business.

Operating Expenses

Operating expenses consist of the costs to satisfy our performance obligations to our customers; compensation and benefits; marketing expenses; professional fees; amortization of capitalized software development costs; and other selling, general, and administrative expenses.

Banking and payment costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and Merchant Offers. For accounting purposes, the Company is the principal in gift card transactions and therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the cost of each gift card sold.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. Custody and trading costs scale in proportion to our volumes.

Compensation and benefits expenses

Compensation and benefits expenses primarily consist of salaries and wages, employee insurance expenses, share-based compensation, and other payroll benefits related to full time employees.

Marketing expenses

A significant portion of marketing expense is related to rewards earned for the purposes of marketing, growth, or retention under the Fold Rewards Program (the "Marketing Rewards"). The Company accrues Marketing Rewards within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Marketing Reward is earned, with the corresponding expense recorded within marketing expenses in our statements of operations. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value, with gains and losses on this liability recorded within 'Gain (Loss) on customer rewards liability' in our accompanying statements of operations. The liability is derecognized when the reward is claimed by the user and delivered to the user's external bitcoin wallet.

Per the terms and conditions of the Fold Rewards Program, rewards are subject to adjustment for chargebacks, returns, refunds, or other circumstances. In addition, rewards are subject to expiry if users fail to maintain an active account for more than twelve consecutive months. The Company estimates the amount of rewards that will expire based on historical data, current user trends, and other factors and accrues for those amounts in the period those rewards were earned. These accruals are accounted for as a contra-expense within marketing expense for Marketing Rewards.

The other portion of marketing expense primarily relates to advertising and other promotional expenses.

Professional fees

Professional fees consist primarily of expenses related to fees paid for services, including legal, tax, accounting, and audit services.

Gain (loss) on customer rewards liability

Gain (loss) on customer rewards liability includes components of unrealized gains (losses) resulting from the remeasurement in fair value of Revenue Rewards and Marketing Rewards denominated in bitcoin in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of Rewards. Management has determined that gains or losses on digital assets held for purposes of fulfilling Rewards are related to its core operations, and therefore classifies all gains and losses on the remeasurement of this liability as an operating income or expense in its financial statements.

Gain (loss) on digital assets - rewards treasury

Gain (loss) on digital assets - rewards treasury includes components of unrealized gains (losses) resulting from the remeasurement in fair value of bitcoin held by Fold in our Rewards Treasury in the current reporting period as well as realized gains (losses) that occur upon the fulfillment of Rewards. Management has determined that gains or losses on digital assets held for the purposes of rewards redemptions are related to its core operations, and therefore classifies all gains and losses on the remeasurement of these digital assets as an operating income or expense in its financial statements.

Other selling, general and administrative expenses

Other selling, general and administrative expenses consist primarily of costs associated with contract labor, computer and internet, insurance, customer support costs, dues and subscriptions, and travel.

Other income (expense)

Gain (loss) on digital assets - investment treasury

Gain (loss) on digital assets - investment treasury includes components of unrealized gains (losses) resulting from the remeasurement in fair value of bitcoin held by Fold with the intention to hold as a long-term investment in the current reporting period. Management has determined that gains or losses on digital assets held as a long-term investment are not related to its core operations, and therefore classifies all gains and losses on the remeasurement of these digital assets as a non-operating income or expense in its financial statements.

Change in fair value of SAFEs

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of SAFEs. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statement of operations. However, Fold's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon finalization of the Merger with FTAC Emerald, all SAFEs held by the Company converted into common shares and we will not have future gains or losses related to SAFE fair value remeasurements.

Change in fair value of convertible note

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note.

Convertible note issuance costs and fees

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares.

Interest expense

Interest expense primarily consists of amortization of the convertible note discount and issuance costs, as well as interest expense on the convertible note.

Other income

Other income primarily consists of interest income earned on cash and cash equivalents.

Income tax expense

The provision for income taxes consists primarily of federal, state and local tax. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, changes resulting from the amount of recorded valuation allowance, permanent differences between U.S. generally accepted accounting principles and local tax laws, and certain one-time items.

Results of operations for the three months ended March 31, 2025 and 2024

Results of operations

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues, net	$7,087,837	$4,931,211	$2,156,626	44%

Operating expenses
Banking and payment costs	6,758,924	4,626,748	2,132,176	46%
Custody and trading costs	45,785	21,288	24,497	115%
Compensation and benefits	6,457,940	757,365	5,700,575	NM(i)
Marketing expenses	399,798	42,467	357,331	NM(i)
Professional fees	1,788,505	36,668	1,751,837	NM(i)
Amortization expense	91,071	57,353	33,718	59%
(Gain) Loss on customer rewards liability	(1,100,857)	3,423,045	(4,523,902)	-132%
Loss (gain) on digital assets - rewards treasury	1,010,586	(3,491,889)	4,502,475	-129%
Other selling, general and administrative expenses	1,136,455	312,894	823,561	NM(i)
Total operating expenses	16,588,207	5,785,939	10,802,268	187%
Operating loss	(9,500,370)	(854,728)	(8,645,642)	NM(i)

Other income (expense)
Loss on digital assets - investment treasury	(15,617,152)	—	(15,617,152)	NM(i)
Change in fair value of SAFEs	(6,503,113)	(95,064)	(6,408,049)	NM(i)
Change in fair value of convertible note	(6,534,143)	—	(6,534,143)	NM(i)
Convertible note issuance costs and fees	(9,569,109)	—	(9,569,109)	NM(i)
Interest expense	(1,271,638)	—	(1,271,638)	NM(i)
Other income	120,303	12,855	107,448	NM(i)
Other income (expense), net	(39,374,852)	(82,209)	(39,292,643)	NM(i)

Net loss before income taxes	(48,875,222)	(936,937)	(47,938,285)	NM(i)
Income tax expense	3,978	8,109	(4,131)	-51%
Net loss	$(48,879,200)	$(945,046)	$(47,934,154)	NM(i)

(i) Not meaningful ("NM")

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Banking and payment revenues	$6,921,625	$4,920,666	$2,000,959	41%
Custody and trading revenues	151,855	11,933	139,922	NM(i)
Other revenues	26,035	7	26,028	NM(i)
Less: Sales returns and allowances	(11,678)	(1,395)	(10,283)	NM(i)
Revenues, net	$7,087,837	$4,931,211	$2,156,626	44%

(i) Not meaningful ("NM")

Total net revenue for the three months ended March 31, 2025 increased by $2.2 million, or 44%, compared to the three months ended March 31, 2024. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.5 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Banking and payments

The primary driver behind increased banking and payments revenues related to merchant offers within our banking and payments business. Net revenues from merchant offers increased 48% from $4.4 million for the three months ended March 31, 2024 to $6.5 million for the three months ended March 31, 2025. This increase was driven primarily due to our intentional focus on marketing our merchant offers product during Q1 2025 via internal and external marketing channels.

Excluding merchant offers, our gross banking and payments revenues for the three months ended March 31, 2025 and three months ended March 31, 2024 were $0.5 million, respectively.

Custody and trading

Net revenues from custody and trading increased from a nominal amount for the three months ended March 31, 2024 to $0.2 million for the three months ended March 31, 2025. While still a small part of our overall revenue in 2025, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. As highlighted above, we are devoting significant time and resources to our Custody and Trading platform which we expect to continue to be a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. Over the course of 2025 we expect to add support for larger orders via wires, to open our exchange product to non-Fold cardholders, and to add users from new states where we have not previously supported access.

Revenues from our newest product, the Fold Bitcoin Gift Card, will also be included within this revenue line going forward.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs increased in relation to our increased merchant offer volumes as noted above. Costs of sales from merchant offers increased 46% from $4.4 million for the three months ended March 31, 2024 to $6.4 million for the three months ended March 31, 2025.

Excluding merchant offers, our banking and payments costs increased to $0.4 million for the three months ended March 31, 2025 compared to $0.2 million for the three months ended March 31, 2024. This increase is driven by increased card fulfillment fees and KYC costs related to new cardholder sign-ups of $0.1 million during the three months ended March 31, 2025.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. Custody and trading costs scale in proportion to our volumes. While most of our custody and trading costs scale in direct proportion to our volumes and revenues, some of our costs, such as monthly platform fees, are fixed and do not scale with volume. Due to this cost structure, our margins on custody and trading are expected to increase over time with increased volumes.

Compensation and benefits

During the three months ended March 31, 2025 we added 7 full time employees to support our continued growth and compliance obligations as a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 35 employees as of March 31, 2025 and 22 employees as of March 31, 2024. We expect to hire additional staff in strategic roles to support the launches of our new product lines and continued growth throughout 2025.

Compensation and benefits expense for the three months ended March 31, 2025 and 2024 also included non-cash share-based compensation expense of $5.2 million and $0.0 million, respectively. The $5.2 million of share-based compensation expense for the three months ended March 31, 2025 included $4.4 million of unrecognized share-based compensation expense as of December 31, 2024 that was immediately recognized due to the performance condition being satisfied on February 14, 2025 as a result of the Merger with FTAC Emerald. As the performance condition was not met as of March 31, 2024, no share-based compensation was recognized for the three months ended March 31, 2024. There was $5.2 million of unrecognized shared-based compensation expense related to unvested awards as of March 31, 2025.

Marketing expenses

Marketing expenses were under $0.4 million for the three months ended March 31, 2025 compared to nominal amounts for the three months ended 2024, respectively. As noted above, to further accelerate growth we plan to increase investments in paid marketing and affiliate opportunities in 2025, with a budgeted allocation of approximately $3.0 million for traditional marketing and advertising strategies.

Professional fees

Professional fees increased to $1.8 million for the three months ended March 31, 2025, compared to nominal amounts for the three months ended March 31, 2024. This increase was driven primarily by fees paid to our legal counsel, independent auditors, and third-party consultants during 2025 in support of our Merger with FTAC Emerald.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $42.3 thousand, $71.3 thousand, $93.4 thousand and $82.5 thousand as of the three months ended December 31, 2023, March 31, 2024, December 31, 2024, and March 31, 2025, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the three months ended March 31, 2025 and 2024.

Other income (expense)

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of our long-term SAFE note liabilities, which is determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statement of operations. However, Fold's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon finalization of the Merger Agreement with FTAC Emerald, all SAFE notes held by the Company converted into common shares.

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin depreciated to approximately $82.5 thousand as of the three months ended March 31, 2025. The price change is the primary driver of losses for digital assets – investment treasury for the three months ended March 31, 2025. There was no gain (loss) on digital asset - investment treasury for the three months ended March 31, 2024.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The net loss on the fair value of the convertible note of $6.5 million during the three months ended March 31, 2025 is comprised of a $12.7 million day one loss on the issuance of debt offset by a $6.2 million gain on the change in fair value. There were no changes in fair value of convertible note for the three months ended March 31, 2024.

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the three months ended March 31, 2025. There were no issuance costs or fees for the three months ended March 31, 2024.

Interest expense relates to amortization of the December 2024 Investor Note discount and issuance costs, as well as interest expense on the convertible notes. Of the total interest expense, $1.1 million relates to the December 2024 Investor Note and $0.1 million relates to the March 2025 Investor Note.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to net loss and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) to monitor the financial health of our business. Adjusted EBITDA is defined as net loss, excluding (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) share-based compensation, (v) remeasurement gains and losses such as fair value remeasurements on our digital assets, convertible notes, and SAFE notes, and (vi) impairments, restructuring charges, and business acquisition- or disposition-related expenses that we believe are not indicative of our core operating results. This non-GAAP financial information has limitations as an analytical tool when assessing our operating performance, is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and/or render comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of core operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2025	2024
Net loss	$(48,879,200)	$(945,046)
Add:
Interest expense	1,271,638	-
Income tax expense	3,978	8,109
Amortization expense	91,071	57,353
Share-based compensation expense	5,170,275	-
(Gain) loss on customer rewards liability	(1,100,857)	3,423,045
Loss (gain) on digital assets - rewards treasury	1,010,586	(3,491,889)
Loss on digital assets - investment treasury	15,617,152	-
Change in fair value of SAFEs	6,503,113	95,064
Change in fair value of convertible note	6,534,143	-
Convertible note issuance costs and fees	9,569,109	-
Adjusted EBITDA (non-GAAP)	$(4,208,992)	$(853,364)

Adjusted EBITDA (non-GAAP) for the three months ended March 31, 2025 decreased by $3.4 million, or 393% compared to the three months ended March 31, 2024. The principal driver of decreased Adjusted EBITDA (non-GAAP) relates to (i) increased professional fees of $1.8 million; (ii) increased compensation and benefits expense excluding share-based compensation of $0.5 million; (iii) increased marketing expenses of $0.4 million; and (iv) increased insurance expenses of $0.3 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 35 employees as of March 31, 2025 and 22 employees as of March 31, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Adjusted EBITDA (Loss) Per Share

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA (Loss)	$(4,208,992)	$(853,364)
Weighted-average shares used to compute basic and diluted net loss per share	25,436,398	5,836,882

Adjusted EBITDA (Loss) per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.15)

Financial condition

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash and cash equivalents of $11.7 million and positive working capital of $13.3 million. The Company has a history of net operating losses, including net operating losses of $9.5 million for the three months ended March 31,

2025. The Company has an accumulated deficit of $150.2 million. Of that amount, $98.0 million relates to fair value adjustments on the Company's SAFE notes, $16.6 million relates to fair value adjustments on the Company's digital assets, and $6.5 million relates to fair value adjustments on convertible debt instruments.

As of March 31, 2025, the Company held 1,490 bitcoin in our Investment Treasury, valued at $123.0 million. Of that amount, 800 bitcoin, valued at $66.0 million, were restricted from use as operating capital and served as collateral for our convertible notes. Our Investment Treasury is considered a long-term investment and we do not believe we will need to sell or engage in other transactions with respect to any of our Investment Treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Investment Treasury as part of treasury management operations.

As of March 31, 2025, we held 89 bitcoin in our Rewards Treasury, valued at $7.4 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of March 31, 2025, the Company had debt principal due of $66.3 million in the form of two convertible notes. The December 2024 Senior Secured Investor Note has a principal due of $20.0 million and is convertible into common shares at a conversion price of $11.50 per share. The note is secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and will mature three years after the closing of the Merger. The March 2025 Investor Note has a principal due of $46.3 million and is convertible into common shares at a price of $12.50 per share. The Note is secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and will mature five years from the date the note was issued. On the maturity date, the Company shall transfer to the Investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the Note.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable, and digital assets received through March 31, 2025 will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are available to be issued.

We may continue to pursue additional capital via various capital instruments in the future, however, such funding may not be available on terms acceptable to us or at all. Although management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plan.

For the three months ended March 31, 2025 and 2024

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,954,200)	$(354,231)
Net cash used in investing activities	(1,829,194)	(612,601)
Net cash provided by financing activities	152,587	500,000
Net increase (decreased) in cash	$(6,630,807)	$(466,832)

Cash flows from operating activities

For the three months ended March 31, 2025, cash used in operating activities was $5.0 million compared to $0.4 million for the three months ended March 31, 2025. This increase was driven primarily due to (i) increased professional fees of $1.8 million; (ii) increased compensation and benefits expense excluding share-based compensation of $0.5 million; (iii) increased marketing expenses of $0.4 million; and (iv) increased insurance expenses of $0.3 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 35 employees as of March 31, 2025 and 22 employees as of March 31, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Cash flows from investing activities

Cash flows used in investing activities increased from March 31, 2024 to March 31, 2025 by $1.2 million, primarily due to increased volume of purchases of bitcoin for our Investment Treasury.

Cash flows from financing activities

For the three months ended March 31, 2025 and 2024, cash provided by financing activities was $0.2 million and $0.5 million, respectively. For the three months ended March 31, 2025 and 2024, we raised $0.0 million and $0.5 from SAFE note financings, respectively. For the three months ended March 31, 2025 we received proceeds from issuance of the March 2025 Investor Note; however, those proceeds were received in bitcoin rather than cash and are therefore not included in cash provided by financing activities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting estimates require significant judgment, our actual results may differ materially from our estimates. According to the U.S. Securities and Exchange Commission (SEC), a "critical accounting estimate" is defined as an estimate that meets two criteria:

1.
Material impact: The accounting estimate must involve a significant degree of estimation uncertainty and have a material impact on the financial condition or operating performance as presented in the financial statements.
2.
Judgment and complexity: The estimate involves a high degree of judgment and complexity, where changes in the assumptions and estimates could significantly alter the financial portrayal of the company's condition and results.

Simple agreements for future equity ("SAFEs")

The Company has issued certain SAFEs, none of which remained outstanding as of March 31, 2025, that grant investors rights to participate in a future equity financing. The number of shares deliverable upon settlement is determined based on the market price of the shares at the settlement date. The Company’s SAFEs are recorded as a liability in the accompanying balance sheets and the Company records subsequent remeasurements in changes in fair value of SAFEs in the statements of operations. Issuance costs related to the SAFEs are expensed in the period incurred.

Convertible notes and warrants

The Company has accounted for the December 2024 Investor Note and the related Investor Warrants issued using the relative fair value allocation method on the date of issuance. The estimated fair values of the conversion option under the December 2024 Initial Investor Note and Investor Warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's common shares as of December 31, 2024.

The fair value of the December 2024 Investor Note included the fair value of the conversion option as well as the discounted future contractually obligated cash flows under scenarios in which the Company achieved or did not achieve a public offering.

The estimated fair value of the March 2025 Investor Note was calculated under a Monte Carlo model as of March 31, 2025. The March 2025 Warrants were calculated under a Black-Scholes model utilizing Fold's stock price as of the issuance date.

Stock-based compensation expense

Each of the granted RSU's in historical periods required both service-based and performance-based vesting criteria, including the occurrence of a specified liquidity event in order to vest. The liquidity event requirements were met in conjunction with the Merger, and as such the Company recognized stock-based compensation expense associated with the outstanding RSU grants vested on that date. The Fold Board of Directors relied on independent third-party valuations of Fold Common Stock in determining the fair value of the RSU's on each grant date. Between grant dates, Fold evaluated whether there were any changes to forecasts or events that would impact the value of its common stock and obtained updated third-party valuations as necessary.

The valuations utilized the guideline public company method within the market approach whereby the valuation leveraged guidance company market multiples and ratios such as revenue, earnings before interest and taxes, earnings before interest, taxes, depreciation, and amortization, and net income and/or tangible book value to apply to Fold's corresponding financial data to compute the implied total value of Fold equity. Guideline companies were selected based on business description, financial size and performance, and stock liquidity. Weighting was applied to the identified guideline public companies to obtain multiples that most appropriately reflected Fold's current performance and financial metrics. The risk-free rate used was the constant maturity U.S. Treasury rate corresponding to the applicable time to liquidity.

Recent accounting pronouncements

See “Recent accounting pronouncements” described in Note 2, Summary of Significant Accounting Policies within Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Macroeconomic trends impacting our market

The following macroeconomic factors as they relate to bitcoin specifically impact our business:

•
Awareness: The perception of bitcoin as a legitimate and secure asset class and technology by the general public plays a crucial role. The pace and effectiveness of continued education and awareness will impact adoption rates.
•
Regulation: The global regulatory landscape for bitcoin, including clarity around legal status, accounting and tax treatment, and other compliance requirements will significantly impact its growth. Favorable regulations can encourage adoption, while restrictive measures can hinder it.
•
Institutional Adoption: Increased participation by institutional investors, including hedge funds, mutual funds, corporations, and nation states can drive market confidence and liquidity, supporting continued growth.
•
Political environment: Bitcoin has entered the political conversation in the United States and abroad. As a global leader in innovation and new technologies, we anticipate the United States political environment will become increasingly favorable for our industry.
•
Monetary Policy: Central bank monetary policies, especially those related to interest rates and monetary supply, can influence bitcoin adoption. Low-interest rates and expansive monetary policies that lead to currency debasement often lead to a search for alternative investments like bitcoin.
•
Technological innovation: Advances in blockchain technology, improvements in scalability (e.g., Lightning Network), and enhanced security protocols can increase bitcoin adoption and integration into various financial systems.

Bitcoin market price risk

Some of our assets and liabilities are denominated in bitcoin, including our bitcoin Investment Treasury, our customer rewards liability, and the March 2025 Investor Note. These assets and liabilities are remeasured to fair value at the end of each reporting period using observed bitcoin prices from active exchanges. Fair value adjustments are recorded in the statements of operations and could result in volatility in our financial results in future periods. Negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin-denominated assets and liabilities.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of March 31, 2025.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of March 31, 2025:

•
We did not formally document a top-down risk assessment related to the design, implementation, and operating effectiveness of our business cycle related to internal control over financial reporting.

•
We did not design or operate effective controls surrounding our financial reporting to ensure accurate disclosures are filed with the SEC.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate these material weaknesses. Our efforts include several actions:

•
We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•
We have engaged consultants to assist with the financial statement closing process and segregating duties among accounting personnel to enable adequate review controls.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to conclude that we have remediated the material weaknesses until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. There have been no material changes to the risk factors previously described in our 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 6, 2025, Fold entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party (the “Investor”), pursuant to which Fold issued to the Investor (i) a Convertible Note in an aggregate principal amount of $46.3 million (the “March 2025 Investor Note”), which is convertible into common shares at any time, at the option of the Investor, at a conversion price of $12.50 per share, (ii) warrants exercisable for 925,590 shares of common shares with an exercise price of $15.00 per share (the “March 2025 Warrants”, and (iii) an aggregate of 750,000 shares of Common Stock (the “Closing Shares”). The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin of which was paid to the Investor as prepayment for the first year of interest. Refer to Note 10 for further details.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., FTAC EMLD Merger Sub Inc. and Fold, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on July 25, 2024).

3.1	Third Amended and Restated Certificate of Incorporation of Fold Holdings, Inc.(1)
3.2	Second Amended and Restated Bylaws of Fold Holdings, Inc.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Specimen Warrant Certificate.(2)
4.3	Warrant Agreement, dated December 15, 2021, by and between Continental Stock Transfer & Trust Company and the Company.(2)
4.4	Convertible Note, dated March 6, 2025.(3)
10.1

Sponsor Share Restriction Agreement, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., Emerald ESG Sponsor, LLC and Emerald ESG Advisors, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on July 25, 2024)

10.2	Amendment to the Sponsor Share Restriction Agreement, dated as of February 14, 2025, by and among FTAC Emerald Acquisition Corp., Emerald ESG Sponsor, LLC and Emerald ESG Advisors LLC.(1)
10.3

Amended and Restated Registration Rights Agreement, dated as of February 14, 2025, by and among the Company, certain stockholders of Emerald named therein and certain stockholders of Legacy Fold named therein.(1)

10.4	Form of Indemnification Agreement.(1)
10.5#	Fold, Inc. 2019 Equity Incentive Plan.(1)
10.6#	Fold Holdings, Inc. 2025 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of the Form S-8 filed by the Company on April 23, 2025).
10.7#	Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Form S-8 filed by the Company on April 23, 2025).
10.8#	Form of Notice of Restricted Stock Unit Grant under the Fold, Inc. 2019 Equity Incentive Plan.(1)
10.9	Securities Purchase Agreement, dated as of December 24, 2024, by and between Fold, Inc. and ATW Growth Opportunities SPV, LLC.(1)
10.10	Form of Registration Rights Agreement.(1)
10.11	Form of Perfection Certificate.(1)
10.12	Form Lock-Up Agreement.(1)
10.13	Securities Purchase Agreement, by and between the Company and the Investor, dated March 6, 2025.(3)
10.14	Warrant, dated March 12, 2025.(3)
10.15	Registration Rights Agreement, by and between the Company and the Investor, dated March 12, 2025.(3)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2025.

(2) Previously filed as an exhibit to our Registration Statement on Form S-4, as amended (File No. 333-282520).

(3) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2025.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fold Holdings, Inc.

Date: May 15, 2025	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Wolfe Repass
Wolfe Repass
Chief Financial Officer (Principal Accounting Officer)