Form 10-Q
period 2025-06-30
Fold Holdings, Inc.
filed 2025-08-12
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41168

Fold Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-2170416
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2942 North 24th Street Suite 115, #42035 Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 365-3277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FLD FLDDW	Nasdaq Capital Market Nasdaq Capital Market

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

As of August 11, 2025, the registrant had 46,789,930 shares of common stock, $0.0001 par value per share, outstanding.

Intellectual Property

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business, which include the Company’s “F” logo mark, “FOLD”, “FOLD CREDIT CARD”, “FOLD BITCOIN CREDIT CARD”, “FOLD BITCOIN REWARDS CREDIT CARD”, “FOLD DEBIT CARD”, “FOLD BITCOIN DEBIT CARD”, “FOLD BITCOIN REWARDS DEBIT CARD”, “FOLD GIFT CARD”, and “FOLD BITCOIN GIFT CARD”. This document may also include trademarks, service marks and tradenames that are the property of other organizations. Our use or display of any third party’s trademarks, service marks, trade names or products in this document is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, trademarks, service marks and tradenames referred to in this document may appear without the ®, SM and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks, service marks and tradenames.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Fold Holdings, Inc. (“Fold,” the “Company,” “we,” “our,” and “us”) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Fold Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$6,609,719	$18,330,359
Accounts receivable, net	697,560	451,455
Inventories	330,302	262,813
Digital assets - rewards treasury	9,369,298	8,569,651
Prepaid expenses and other current assets	3,644,514	687,100
Total current assets	20,651,393	28,301,378
Digital assets - investment treasury	159,861,386	93,568,700
Capitalized software development costs, net	1,236,977	1,000,065
Deferred transaction costs	-	2,784,893
Other Non-current Assets	353,250	-
Total assets	$182,103,006	$125,655,036

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,308,838	$1,113,552
Accrued expenses and other current liabilities	1,922,347	71,858
December 2024 convertible note, net	-	11,752,905.00
Customer rewards liability	9,369,298	8,569,651
Deferred revenue	290,517	387,776
Total current liabilities	12,891,000	21,895,742
Deferred revenue, long-term	451,793	487,690
June 2025 convertible note, net	21,818,603	-
March 2025 convertible note - related party	58,123,251	-
Simple Agreements for Future Equity (“SAFEs”)	-	171,080,533
Other Non-current Liabilities	293,114	-
Total liabilities	93,577,761	193,463,965
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2025 and 10,204,880 shares issued and outstanding at December 31, 2024	-	1,020
Common stock, $0.0001 par value; 600,000,000 shares authorized, 47,066,769 shares issued and 46,571,343 shares outstanding at June 30, 2025 and 5,836,882 shares issued and outstanding at December 31, 2024	4,658	584
Additional paid-in-capital	225,322,741	33,537,989
Accumulated deficit	(136,802,154)	(101,348,522)
Total stockholders’ equity (deficit)	88,525,245	(67,808,929)
Total liabilities and stockholders’ equity	$182,103,006	$125,655,036

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$8,175,926	$5,138,624	$15,263,763	$10,069,835

Operating expenses
Banking and payment costs	7,682,621	4,817,736	14,441,545	9,444,484
Custody and trading costs	142,811	28,498	188,596	49,786
Compensation and benefits	3,676,657	849,280	10,134,597	1,606,645
Marketing expenses	620,923	38,335	1,020,721	80,802
Professional fees	1,270,345	238,862	3,058,850	275,530
Amortization expense	106,837	62,392	197,908	119,745
(Gain) loss on customer rewards liability	2,071,505	(1,004,851)	970,648	2,418,194
(Gain) loss on digital assets - rewards treasury	(2,334,677)	950,744	(1,324,091)	(2,541,145)
Other selling, general and administrative expenses	1,264,422	346,608	2,400,876	659,502
Total operating expenses	14,501,444	6,327,604	31,089,650	12,113,543
Operating loss	(6,325,518)	(1,188,980)	(15,825,887)	(2,043,708)

Other income (expense)
Gain (loss) on digital assets - investment treasury	36,582,224	(1,106,080)	20,965,072	(1,106,080)
Change in fair value of SAFEs	-	(36,940)	(6,503,113)	(132,004)
Change in fair value of convertible note	(5,309,608)	-	(11,843,751)	-
Convertible note issuance costs and fees	-	-	(9,569,109)	-
Loss on extinguishment of debt	(9,612,199)	-	(9,612,199)	-
Interest expense	(1,974,849)	-	(3,246,487)	-
Other income	66,398	12,312	186,701	25,167
Other income (expense), net	19,751,966	(1,130,708)	(19,622,886)	(1,212,917)

Net income (loss) before income taxes	13,426,448	(2,319,688)	(35,448,773)	(3,256,625)
Income tax expense (benefit)	881	(241)	4,859	7,868
Net income (loss)	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)

Net income (loss) attributable to common stockholders:
Basic	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)
Diluted	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)
Net income (loss) per share attributable to common stockholders:
Basic	$0.29	$(0.40)	$(0.98)	$(0.56)
Diluted	$0.28	$(0.40)	$(0.98)	$(0.56)
Weighted-average shares used to compute net income (loss) per share:
Basic	46,503,358	5,836,882	36,062,784	5,836,882
Diluted	47,561,116	5,836,882	36,062,784	5,836,882

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	12,364,815	$1,237	7,072,300	$707	$27,825,061	$(36,259,736)	$(8,432,731)
Retroactive application of recapitalization	(2,159,935)	(217)	(1,235,418)	(123)	340	-	-
Net loss	-	-	-	-	-	(3,264,493)	(3,264,493)
Balance at June 30, 2024	10,204,880	$1,020	5,836,882	$584	$27,825,401	$(39,524,229)	$(11,697,224)

Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)
Net loss	-	-	-	-	-	(35,453,632)	(35,453,632)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,543	-	173,824,439
Share based compensation expense	-	-	142,785	15	6,895,480	-	6,895,495
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 closing shares and warrants	-	-	750,000	75	9,569,109	-	9,569,184
Change in fair value of Series C Warrants	-	-	-	-	498,771	-	498,771
Issuance of interest shares	-	-	102,893	10	646,657	-	646,667
Issuance of placement shares	-	-	75,000	8	353,242	-	353,250
Balance at June 30, 2025	-	$-	46,571,343	$4,658	$225,322,741	$(136,802,154)	$88,525,245

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(35,453,632)	$(3,264,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	197,908	119,745
Gain on digital assets - rewards treasury	(1,324,091)	(2,541,145)
(Gain) loss on digital assets - investment treasury	(20,965,072)	1,106,080
Loss on customer rewards liability	970,648	2,418,194
Change in fair value of convertible note	11,843,751	-
Convertible note issuance costs and fees	9,569,109	-
Loss on extinguishment of debt	9,612,199	-
Amortization of debt issuance costs	112,187	-
Amortization of debt discount and premium	953,404	-
Change in fair value of SAFEs	6,503,113	132,004
Share-based compensation expense	6,895,480	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(246,105)	(72,989)
Inventories	(67,489)	(58,066)
Prepaid expenses and other current assets	(603,030)	66,619
Accounts payable	195,286	191,640
Accrued expenses and other current liabilities	1,376,866	(4,167)
Customer reward liability	1,318,429	933,352
Deferred revenue	(133,156)	(240,558)
Other Non-current Liabilities	293,114	-
Net cash used in operating activities	(8,951,081)	(1,213,784)

Cash flows from investing activities
Purchases of digital assets	(2,374,030)	(821,743)
Proceeds from sales of digital assets	-	-
Payments for capitalized software development costs	(434,820)	(304,516)
Net cash used in investing activities	(2,808,850)	(1,126,259)

Cash flows from financing activities
Proceeds from recapitalization	804,624	-
Payments of deferred IPO costs	(652,013)	-
Proceeds received from SAFE financings	-	3,000,000
Payment of debt issuance costs	(113,320)	-
Net cash provided by financing activities	39,291	3,000,000

Net (decrease) increase in cash and cash equivalents	(11,720,640)	659,957
Cash and cash equivalents, beginning of period	18,330,359	1,491,544
Cash and cash equivalents, end of period	$6,609,719	$2,151,501

Non-cash investing and financing activities
Proceeds from SAFE financings received in digital assets	$-	$50,000,000
Non-cash payment of interest with common stock	646,667	-
Distributions of digital assets to fulfill customer reward redemptions	1,489,430	2,096,889
Distributions of digital assets to satisfy other current obligations	46,955	-
Recapitalization	173,019,904	-
Proceeds from convertible debt received in digital assets - related party	43,965,525	-
Change in fair value of Series C Warrants included in loss on extinguishment	498,771	-
Distributions of digital assets for prepaid interest - related party	2,313,975	-

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Background and Business Combination

Fold Holdings, Inc. (“Fold,” the “Company,” “we,” “our,” or “us”) is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers an FDIC insured checking account through Sutton Bank, a prepaid Visa debit card (the "Fold Debit Card"), bill payments, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees, instant withdrawals, and insured custody. By integrating bitcoin across traditional financial services, the Company acts as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold mobile application (the “Fold App”).

On July 24, 2024, Fold, Inc. ("Fold Predecessor") entered into a definitive agreement (the “Merger Agreement”) with FTAC Emerald Acquisition Corp. (“FTAC Emerald”), a publicly-traded special purpose acquisition company, providing for a proposed business combination (the “Merger”). The registration statement for the Merger was declared effective by the SEC on January 23, 2025, the Merger was approved by FTAC’s shareholders on February 13, 2025, and the Merger was consummated on February 14, 2025 (the "Closing"). Following the Merger, FTAC changed its name to Fold Holdings, Inc. and effectively assumed all of Fold Predecessor's material operations. The combined company now operates under the name Fold Holdings, Inc., and its common stock, par value $0.0001 per share ("Common Stock") and warrants trade on the Nasdaq under the ticker symbols “FLD” and “FLDDW,” respectively. The Company is a remote-first company and does not designate a physical headquarters.

Liquidity and capital resources

As of June 30, 2025, the Company had cash and cash equivalents of $6.6 million and positive working capital of $7.8 million. The Company has a history of net operating losses, including net operating losses of $6.3 million for the three months ended June 30, 2025 and $15.8 million for the six months ended June 30, 2025. The Company has an accumulated deficit of $136.8 million. Of that amount, $98.0 million relates to fair value adjustments on the Company's SAFE notes, $9.6 million relates to loss on extinguishment of debt, and $11.8 million relates to fair value adjustments on convertible debt instruments.

As of June 30, 2025, the Company held 1,492 bitcoin in our Investment Treasury, valued at $159.9 million based on the price of bitcoin as of that date. Of that amount, 800 bitcoin, valued at $85.7 million, were restricted from use as operating capital and served as collateral for our convertible notes. Our Investment Treasury is considered a long-term investment and we do not believe we will need to sell or engage in other transactions with respect to any of our Investment Treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Investment Treasury as part of treasury management operations.

As of June 30, 2025, we held 87 bitcoin in our Rewards Treasury, valued at $9.4 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of June 30, 2025, the Company had $66.3 million in principal debt outstanding in the form of two convertible notes. The June 2025 Amended Investor Note (as defined below) has a principal due of $20.0 million and is convertible into Common Stock at a conversion price of $9.00 per share. Refer to Note 10 for further details regarding the amendment of the December 2024 Initial Investor Note. This note is secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and will mature on February 14, 2028. The March 2025 Investor Note has a principal balance of $46.3 million and is convertible into Common Stock at a price of $12.50 per share. This note is secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and will mature on March 6, 2030. On the maturity date, the Company shall transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the March 2025 Investor Note. Refer to Note 10 for further information regarding the conversion features of the convertible notes.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility (for additional information, see Part II,

Item 1A – Risk Factors). The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital and general corporate purposes.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Facility, and digital assets received through June 30, 2025, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are available to be issued.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The business is subject to risks inherent in the establishment of an emerging growth enterprise, including limited capital resources, possible delays in product development, and possible cost overruns due to price and cost increases in services. The Company may require additional capital to pursue certain business opportunities or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, or unforeseen circumstances. Additionally, the Company has incurred significant costs related to the Merger and becoming a public company.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed financial statements and accompanying notes should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

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

Estimates, judgments, and assumptions in these financial statements include, but are not limited to, those related to the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives and impairment assessment of long-lived assets; the fair value of convertible notes; allowance for credit losses; the fair value of customer reward liability derivative instruments; the fair value of Simple Agreements for Future Equity (“SAFEs”); and loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Segment information

We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is our CEO, in deciding how to allocate resources and assessing performance. During the six months ended June 30, 2025 and 2024, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

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

Capitalized software development costs consisted of the following:

	June 30, 2025	December 31, 2024
Capitalized software, gross	$1,921,048	$1,486,228
Less: accumulated amortization	(684,071)	(486,163)
Capitalized software, net	$1,236,977	$1,000,065

The gross carrying amount of internally developed software costs that had been capitalized but not placed into service is as follows:

	June 30, 2025	December 31, 2024
Capitalized software not placed into service	$314,842	$348,058

The Company recorded amortization expense on capitalized software development costs placed into service in the amount of $0.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, and $0.2 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively. Amortization expense during the three and six months ended June 30, 2025, and 2024, did not include any write-offs related to the abandonment of projects.

Customer rewards liability

The Company offers certain rewards to its users through the Fold Rewards Program. This program allows the Company's users to earn promotional credits denominated in bitcoin by engaging in various actions, either by engaging in qualifying spend transactions (the “Revenue Rewards”) or performing certain actions designated by the Company as primarily for marketing, growth, and retention purposes (the “Marketing Rewards”). Revenue Rewards are defined as those that are earned in direct relation to a qualifying spend transaction such as spending on the Fold Debit Card, purchasing bitcoin, purchasing merchant offers, etc. Marketing Rewards are defined as those that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Revenue Rewards are considered “earned” at the time of the qualifying spend transaction. Revenue Rewards are immediately available for redemption by the user, except for those related to Fold Debit Card transactions which cannot be redeemed until after a 30-day settlement period. Marketing Rewards are earned and available immediately upon the performance of a qualifying action by the user. To redeem available rewards, a user may request a withdrawal to a personal bitcoin wallet.

The Company accrues both Revenue Rewards and Marketing Rewards (collectively, the "Rewards") within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Reward is earned, with the corresponding impact on our statements of operations dependent on the type of Reward. Revenue Rewards are recorded as a reduction in the transaction price of the related revenue earned. Marketing Rewards are recorded as a marketing expense within operating expenses. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value until redeemed or reversed, with gains and losses on this liability recorded within gain (loss) on customer rewards liability in our accompanying statements of operations. The liability is derecognized when the Reward is redeemed by the user and delivered to the user's bitcoin wallet.

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

Derivatives

As our customer rewards liability results in an obligation to deliver a fixed amount of digital assets in the future, the Company has determined that it meets the definition of a derivative and marked it to fair value as discussed above. The Company has not designated this derivative instrument as a hedging instrument. As of June 30, 2025 and December 31, 2024, the notional amount of the customer rewards liability outstanding was 87 and 92 bitcoin, respectively, and the derivative instrument was valued at $9.4 million and $8.6 million, respectively, within 'Customer rewards liability' on our accompanying balance sheets. The Company recorded a loss of $2.1 million and a gain of $1.0 million during the three months ended June 30, 2025 and 2024, respectively, and losses of $1.0 million and $2.4 million during the six months ended June 30, 2025 and 2024, respectively. For more detail on the fair value measurement of this derivative instrument, refer to Note 15.

Convertible notes and warrants

In December 2024, the Company entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor for the sale of a Senior Secured Convertible Note (the “December 2024 Initial Investor Note”) which is convertible into shares of the Company’s Common Stock. The Company has accounted for the December 2024 Initial Investor Note and related warrants using the relative fair value allocation method on the date of issuance. On June 16, 2025, the Company entered into a Waiver, Amendment and Joinder Agreement with its subsidiary, Fold, Inc., a Delaware corporation (“Subsidiary”), and the investor to amend the December 2024 SPA. This amendment resulted in the Company extinguishing the December 2024 Initial Investor Note and reissuing an amended note (the “June 2025 Amended Investor Note”). The Company has accounted for the June 2025 Amended Investor Note at fair value on the date of extinguishment of the December 2024 Initial Investor Note and issuance of the June 2025 Amended Investor Note. Refer to Note 10 for further information.

The December 2024 Initial Investor Note and June 2025 Amended Investor Note contain a host liability, freestanding warrants, and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock, and (ii) classified in shareholders equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the condensed statements of operations. Any embedded conversion features and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

In March 2025, the Company entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party for the sale of a Convertible Note (“March 2025 Investor Note”) which is convertible into shares of the Company’s Common Stock upon certain triggering events or fully repayable in 500 bitcoin if no triggering events are met. The Company elected to account for the March 2025 Investor Note at the “fair value option” (“FVO”) election of ASC 825, Financial Instruments (“ASC 825”) on the date of issuance. The Company elected to use the FVO election as the debt host contained several embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the FVO election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying condensed statements of operations. With respect to the above notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying condensed statements of operations, since the change in fair value of the March 2025 Investor Note was not attributable to instrument-specific credit risk. Refer to Note 10 for further information.

Exchange or Modification of Debt

We consider modifications or exchanges of debt as extinguishments in accordance with Accounting Standards Codification ("ASC") No. 470, Debt, with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value, with the difference recognized as an extinguishment gain or loss. Under an exchange or modification accounted for as a debt extinguishment, fees paid to the lenders are included in the gain or loss on extinguishment of debt. Costs incurred with third parties, such as legal fees, directly related to the exchange or modification are capitalized as deferred financing costs and amortized over the initial term of the new debt. Previously deferred fees and costs for existing debt are included in the calculation of gain or loss. Under an exchange or modification not accounted for as a debt extinguishment, fees paid to the lenders are reflected as additional debt discount and amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt. Furthermore, costs incurred with third parties, such as legal fees, directly related to the exchange or modification, are expensed as incurred. Additionally, previously deferred fees and costs are amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt.

Revenue Recognition

The Company recognizes revenue from contracts with customers in accordance with the guidance in ASC 606, which involves the following steps:

• Identification of the contract, or contracts, with the customer;

• Identification of the performance obligations of the contract;

• Determination of the transaction price;

• Allocation of the transaction price to the performance obligations in the contract; and

• Recognition of the revenue when, or as, the Company satisfies a performance obligation. The Company’s primary revenue streams and related performance obligations are described below. See Note 3 for further details and disaggregation of amounts.

Custody and trading - Bitcoin Gift Cards

Fold offers the Fold Bitcoin Gift Card, which allows customers to purchase USD-denominated gift cards through the Fold App, online gift card distributors, and brick-and-mortar retail locations. Customers can redeem Fold Bitcoin Gift Cards for bitcoin through the Fold App.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's bitcoin wallet via the Fold App. The Company has concluded that it is the principal in these transactions because it controls the bitcoin prior to delivery to customers, it is primarily responsible for the delivery of the bitcoin to its customers, it is exposed to risks arising from fluctuations of the market price of bitcoin prior to delivery to customers, and it has full discretion in setting prices charged to customers. The Company therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the associated cost of bitcoin used to fulfil each gift card sold.

Recently issued accounting pronouncements not yet adopted

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

3. RECAPITALIZATION

As described in Note 1, on February 14, 2025, the Fold Predecessor closed the Merger pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, FTAC Emerald purchased from the legacy stockholders of Fold Predecessor all of the issued and outstanding equity interests of Fold Predecessor for $372.0 million, which was paid to the legacy stockholders of Fold Predecessor in the form of approximately 34.1 million shares of Common Stock. The 34.1 million shares of Common Stock is inclusive of the conversion of all SAFE notes and preferred stock which were converted as part of the Merger. In connection with the Merger, FTAC Emerald was renamed “Fold Holdings, Inc.” and Fold Predecessor continued as a wholly owned subsidiary of Fold Holdings, Inc.

The Merger was accounted for as a reverse recapitalization, with the net assets of FTAC Emerald stated at historical cost and no goodwill or other intangible assets recorded. Under this method of accounting, FTAC Emerald was treated as the acquired company for financial reporting purposes. This determination was primarily based on post-Merger relative voting rights, composition of the governing board, management and intent of the Merger. Accordingly, for accounting purposes, the Merger was accounted for as the equivalent of Fold Predecessor issuing stock for the net assets of FTAC Emerald, accompanied by a recapitalization. The reported amounts from operations included herein prior to the Merger are those of Fold Predecessor.

Share and per share information for all periods prior to the Merger have been retrospectively adjusted by the exchange ratio established in the Merger for the equivalent number of shares of Common Stock outstanding immediately after the Merger to effect the reverse recapitalization. Refer to Note 17 for further information.

In connection with the Merger, approximately 3.3 million shares of FTAC Emerald Class A common stock, par value $0.0001 per share (the “Class A Shares”), were redeemed, resulting in 10,932,855 shares of FTAC Emerald Class A common stock outstanding. Upon Closing of the Merger, on February 14, 2025, each then issued and outstanding share of FTAC Emerald Class A common stock automatically converted into shares of Fold Holdings, Inc. Common Stock.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The number of shares of Common Stock of Fold Holdings, Inc. as of June 30, 2025 was as follows:

Shares by Type	Number of shares by type as of June 30, 2025
FTAC Emerald total shares outstanding prior to the Merger	14,237,038
Less: Redemption of FTAC Emerald shares	(3,304,183)
Class A Shares of FTAC Emerald	10,932,855
Shares issued for Fold Common Stock	34,067,810
Exercise of Series B warrants	500,000
Issuance of March 2025 Closing Shares	750,000
Total Shares of Common Stock outstanding	46,250,665

Fold Holdings, Inc. incurred transaction costs related to the Merger of approximately $14.0 million, which are included as a reduction to additional paid in capital on the condensed balance sheets. In connection with the closing of the Business Combination, the Company received net cash proceeds of $0.8 million from the FTAC Emerald trust account, net of transaction expenses and redemptions.

4. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue stream	2025	2024	2025	2024
Banking and payment revenues	$7,921,556	$5,120,569	$14,843,181	$10,041,234
Custody and trading revenues	241,600	19,340	393,455	31,273
Other revenues	36,116	15	62,151	23
Less: Sales returns and allowances	(23,346)	(1,300)	(35,024)	(2,695)
Revenues, net	$8,175,926	$5,138,624	$15,263,763	$10,069,835

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of June 30, 2025 and December 31, 2024, the contract liability related to our deferred subscription revenues was $0.2 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was $0.5 million and $0.6 million, respectively.

The activity in deferred revenue for the six months ended June 30, 2025 and the year ended December 31, 2024, was as follows:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Beginning of the period contract liability	$875,466	$1,012,010
Revenue recognized from the contract liabilities included in the beginning balance	(296,213)	(442,045)
Increases due to cash received net of amounts recognized in revenue during the period	163,057	305,501
End of period contract liability	$742,310	$875,466

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	June 30, 2025	December 31, 2024
Rewards treasury (USD)	$9,369,298	$8,569,651
Investment treasury (USD)	159,861,386	93,568,700
Total bitcoin treasury (USD)	$169,230,684	$102,138,351

	June 30, 2025	December 31, 2024
Rewards treasury (BTC)	87	92
Investment treasury (BTC)	1,492	1,002
Total bitcoin treasury (BTC)	1,579	1,094

As of June 30, 2025 and December 31, 2024, the Company held 1,579 and 1,094 bitcoin, respectively, with an aggregate cost of $113.8 million and $67.9 million, respectively. As of June 30, 2025, 800 bitcoin are restricted from use in operations under collateral agreements related to our convertible notes. Refer to Note 10 for further details.

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2024	$5,333,384	$82,631	$5,416,015
Purchases of bitcoin	810,401	11,342	821,743
Disbursements of bitcoin (1)	(2,096,889)	-	(2,096,889)
Proceeds from SAFE financings received in bitcoin	-	50,000,000	50,000,000
Remeasurement gain (loss) on bitcoin	2,541,145	(1,106,080)	1,435,065
Bitcoin held at June 30, 2024	$6,588,041	$48,987,893	$55,575,934
Purchases of bitcoin	937,803	121,017	1,058,820
Proceeds from SAFE financings received in bitcoin	-	14,106,134	14,106,134
Disbursements of bitcoin (1)	(1,943,222)	-	(1,943,222)
Proceeds from sale of bitcoin	(104,868)	-	(104,868)
Remeasurement gain (loss) on bitcoin	3,091,897	30,353,656	33,445,553
Bitcoin held at December 31, 2024	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	1,011,941	1,362,089	2,374,030
Bitcoin received from March 2025 Investor Note (2)	-	43,965,525	43,965,525
Disbursements of bitcoin (1)	(1,536,385)	-	(1,536,385)
Remeasurement gain (loss) on bitcoin	1,324,091	20,965,072	22,289,163
Bitcoin held at June 30, 2025	$9,369,298	$159,861,386	$169,230,684

(1) Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations or to satisfy other current obligations.

(2) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 10 for additional details.

The remeasurement gain of $38.9 million recognized on the digital assets balances for the three months ended June 30, 2025 consisted of a realized gain of $0.6 million and an unrealized gain of $38.3 million. The remeasurement loss of $2.1 million recognized on the digital assets balance for the three months ended June 30, 2024 consisted of a realized gain of $0.5 million and an unrealized loss of $2.6 million.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The remeasurement gain of $22.3 million recognized on the digital assets balances for the six months ended June 30, 2025 consisted of a realized gain of $1.1 million and an unrealized gain of $21.2 million. The remeasurement gain of $1.4 million recognized on the digital assets balance for the six months ended June 30, 2024 consisted of a realized gain of $1.4 million and a nominal unrealized gain.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid interest	$1,626,194	$-
Prepaid expenses	1,826,967	509,547
Other receivables	175,647	177,528
Interest receivable	15,706	25
Total	$3,644,514	$687,100

7. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2024	$5,333,384
Rewards earned by customers	1,033,294
Reward fulfilments (1)	(2,096,889)
Expired rewards	(99,942)
Remeasurement (gain) loss on customer rewards liability	2,418,194
Balance at June 30, 2024	$6,588,041
Rewards earned by customers	1,135,181
Reward fulfilments (1)	(1,851,656)
Expired rewards	(103,496)
Remeasurement (gain) loss on customer rewards liability	2,801,581
Balance at December 31, 2024	$8,569,651
Rewards earned by customers	1,464,921
Reward fulfilments (1)	(1,489,430)
Expired rewards	(146,492)
Remeasurement (gain) loss on customer rewards liability	970,648
Balance at June 30, 2025	$9,369,298

(1) Rewards fulfilments represent amounts that were distributed to customers to fulfill customer rewards obligations.

8. RELATED PARTIES

During the six months ended June 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with SATS Credit Fund LP, pursuant to which the Company issued to SATS Credit Fund LP a convertible note in the aggregate principal amount of approximately $46.3 million. Refer to Note 10 for further details. The Securities Purchase Agreement and the transactions contemplated thereby were approved by the audit committee and the board of directors of the Company specifically in light of certain related party components, including that the SATS Credit Fund LP is a private investment fund raised and managed by Ten31, LLC, which is an affiliate of Fold’s chairman, Dr. Jonathan Kirkwood. Dr. Kirkwood recused himself from the board of directors’ approval of the Securities Purchase Agreement and the related transactions.

During the year ended December 31, 2024, the Company entered into a SAFE with Thesis Inc., a principal shareholder of the Company, totaling $1.0 million.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

During the three and six months ended June 30, 2025, the Company recognized nominal amounts of revenue related to merchant offers purchased by Thesis Inc.

9. SAFEs

On February 14, 2025, in connection with the Closing of the Merger, all SAFE notes held by Fold Predecessor converted into 16.6 million shares of Fold Holdings, Inc. Common Stock. The fair value of the SAFEs on the date of conversion was $177.6 million. Prior to conversion, Fold Predecessor’s SAFEs were recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Changes in fair value of SAFEs” in the statements of operations. However, because Fold’s SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event, these amounts were reclassified to equity upon conversion.

As of and for the six months ended June 30, 2025 and the year ended December 31, 2024, the fair value of the SAFEs was $0 and $171.1 million, respectively. The remeasurement of SAFEs due to change in fair value resulted in an increase of $0 million and a nominal amount of the liability during the three months ended June 30, 2025 and 2024, respectively. The remeasurement of the SAFEs due to change in fair value resulted in an increase in the liability of $6.5 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively. Refer to Note 15 for further details on the fair value measurement of the SAFEs.

During the year ended December 31, 2024, Fold Predecessor entered into SAFEs with various investors with aggregate gross proceeds of $72.1 million. Three of the SAFEs (the “Bitcoin SAFEs”) issued during 2024, totaling $64.1 million, were funded with bitcoin that the Company held in treasury as of June 30, 2025.

10. CONVERTIBLE NOTES AND WARRANTS

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The December 2024 Initial Investor Note and June 2025 Amended Investor Note

	June 30, 2025	December 31, 2024
December 2024 Initial Investor Note	$-	$20,000,000
June 2025 Amended Investor Note	$20,000,000	$-
Convertible debt, gross	20,000,000	20,000,000
Less:
Debt discount, net of amortization	-	6,636,805
Debt issuance costs, net of amortization	111,690	1,610,290
Add:
Amended debt premium, net of amortization	1,930,293	-
Convertible debt, net	21,818,603	11,752,905
Less: Current portion of long-term debt	-	11,752,905
Amended December 2024 convertible note, net - long-term	$21,818,603	$-

In December 2024, Fold Predecessor entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor for the sale of a Senior Secured Convertible Note which is convertible into shares of the Company’s Common Stock. Fold Predecessor executed the December 2024 SPA and consummated the issuance of (i) an Initial Note in the principal amount of $20,000,000 with a conversion price of $11.50 per share (the “December 2024 Initial Investor Note”), and (ii) Series A, Series B, and Series C warrants to initially acquire up to 869,565, 500,000, and 869,565 additional shares of the Company’s Common Stock, respectively, with an initial exercise price of $12.50, $0.001, and $11.50 per share of Common Stock, respectively, subject to adjustment (collectively, the “Investor Warrants”). Fold may issue to the investor an additional Senior Secured Convertible Note in an aggregate principal amount of up to $10,000,000 (the “Additional Investor Note” and, together with the December 2024 Initial Investor Note, the “Investor Notes”), subject to the mutual discretion of Fold and the investor.

On February 14, 2025, following the Closing of the Merger, the maturity of the December 2024 Initial Investor Note extended from 10 months to 36 months from Fold Predecessor's public listing event (the "Public Company Date") and was reclassified from a current liability to long term liability. The Series A warrants were exercisable immediately and expire eight years from the date of issuance. The

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Series B and Series C warrants became exercisable at the time of the Public Company Date and expire eight years from the date of issuance and one year from the Public Company Date, respectively. Following the Public Company Date, the investor exercised the Series B warrants in a cashless exercise, acquiring the 500,000 shares of Common Stock at $0.001 per share.

On June 16, 2025, the Company entered into a Waiver, Amendment and Joinder Agreement with Fold, Inc. and the investor to, among other things, amend the December 2024 SPA ("Amended December 2024 SPA"). The terms of the Waiver and Amendment Agreement provide for administrative changes and (1) the extension of the Expiration Date of the Series C Warrant from February 14, 2026 to August 14, 2026; (2) a reduction of the Conversion Price of the Note (as defined therein) to $9.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events after the date of the Waiver and Amendment Agreement); and (3) a reduction of the Exercise Price of the Series C Warrant (as defined therein) to $9.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events after the date of the Waiver and Amendment Agreement).

In accordance with ASC 470-50-40-10, the Company determined that the change in Conversion Price of the December 2024 Initial Investor Note from $11.50 to $9.00 increased the fair value of the embedded conversion option by more than 10% of the carrying value of the December 2024 SPA. This modification is considered to be substantial under ASC 470-50-40-10a and is accounted for as a debt extinguishment.

In accordance with ASC 470-50-40-6, the Company derecognized the original debt instrument and recognized an amended note as a new debt instrument (the "June 2025 Amended Investor Note") at its fair value as of the modification date, reflecting the updated terms. As of June 15, 2025 the net carrying amount of the extinguished note was approximately $12.8 million, resulting in the Company recognizing a loss on the extinguishment of debt of $9.6 million in the condensed statement of operations, which is comprised of the original debt's unamortized debt discount of $5.8 million, the original debt's unamortized debt issuance costs of $1.4 million, the amended debt premium of $2.0 million and $0.5 million of additional paid-in capital related to the change in the fair value of the Series C warrants due to the change in exercise price, as noted above. The fair value of the amended note at the date of modification was estimated to be $22.0 million.

As of June 30, 2025, the principal amount outstanding under the June 2025 Amended Investor Note was $20.0 million. The December 2024 Initial Investor Note and the June 2025 Amended Investor Note are secured by Fold’s assets as collateral, including 300 bitcoin held within Fold’s digital asset Investment Treasury. The Company has included the net balance of the June 2025 Amended Investor Note within non-current liabilities, as the maturity date of the instrument is February 14, 2028.

The Company has accounted for the December 2024 Initial Investor Note and the Investor Warrants using the relative fair value allocation method on the date of issuance. The estimated fair values of the December 2024 Initial Investor Note and Investor Warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's common shares as of the issuance date. The Company has elected not to subsequently remeasure the convertible note. Further, the Company concluded that the ability to issue the Additional Investor Note is separately exercisable from the December 2024 Initial Investor Note and the Investor Warrants. Each of the Investor Notes will be sold at an original issue discount of 5%.

The Company has accounted for the June 2025 Amended Investor Note at fair value on the date of extinguishment of the December 2024 Initial Investor Note and issuance of the June 2025 Amended Investor Note. The debt premium represents the 10% issue premium. The Company has elected not to subsequently remeasure the convertible note. Further, the Company concluded that the ability to issue the Additional Investor Note is separately exercisable from the Additional Investor Note and the Investor Warrants. The change in fair value of the Series C Warrant was calculated using a Black-Scholes model, utilizing Fold's stock price as of the issuance date.

The Company recorded interest expense under the June 2025 Amended Investor Note based on a stated interest rate of 12% per annum, as well as the amortization of the debt premium and debt issuance costs, which the Company computed using the effective interest method. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the three months ended June 30, 2025 was $0.6 million, comprised of contractual interest expense of $0.6 million and $0 million of amortization of the debt premium and debt issuance costs. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the six months ended June 30, 2025 was $1.3 million, comprised of contractual interest expense of $1.3 million and $0 million of amortization of the debt premium and debt issuance costs. Interest is calculated on the basis of a 360-day year and is payable quarterly in cash or paid-in-kind in shares of Common Stock.

The June 2025 Amended Investor Note, plus accrued and unpaid interest, is convertible at any time, at the investor’s option, into shares of the Company’s Common Stock at an initial fixed conversion price of $9.00 per share, subject to certain adjustments and alternative conditions. Upon a change of control of the Company, the investor may require the Company to redeem all, or any portion, of the June 2025 Amended Investor Note at a price stipulated by certain conditions as discussed within the Amended December 2024 SPA.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The December 2024 Initial Investor Note and June 2025 Amended Investor Note provide for certain events of default, including, among other things, any breach of the covenants described in the December 2024 SPA and Amended December 2024 SPA. In connection with an event of default, the investor may require the Company to redeem all or any portion of the December 2024 Initial Investor Note and June 2025 Amended Investor Note at a premium set forth in their respective SPAs. The Company is also subject to certain customary affirmative and negative covenants regarding the rank of the December 2024 Initial Investor Note and June 2025 Amended Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. As of June 30, 2025, the Company was in compliance with all covenants and there have been no events of default during the period.

The March 2025 Investor Note

	June 30, 2025	December 31, 2024
March 2025 Investor Note	$46,279,500	$-
Fair value adjustment	11,843,751	-
March 2025 investor note - related party	$58,123,251	$-

On March 6, 2025, Fold entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party investor, SATS Credit Fund, LP, pursuant to which Fold issued to the investor (i) a Convertible Note in an aggregate principal amount of $46.3 million, (ii) warrants exercisable for 925,590 shares of Common Stock with an exercise price of $15.00 per share (the “March 2025 Warrants”), and (iii) an aggregate of 750,000 shares of Common Stock (the “Closing Shares”).

As of June 30, 2025, the principal amount outstanding under the March 2025 Investor Note was $46.3 million and the fair value was $58.1 million. The aggregate principal amount outstanding under the March 2025 Investor Note, plus accrued and unpaid interest, is convertible at any time, at the investor’s option, into shares of the Company’s Common Stock at an initial fixed conversion price of $12.50 per share, subject to certain adjustments and alternative conditions. The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the note, pursuant to which it can cause a portion of the unpaid and outstanding note to be converted into shares of the Company's Common Stock at the Conversion Price. Specifically, the March 2025 Investor Note has six triggering events which occur when the Company's stock price is greater than or equal to $15.00 through $40.00. Upon the occurrence of each triggering event, the March 2025 Investor Note will automatically convert into the specified number of shares outlined by each individual triggering event.

The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin of which was paid to the investor as prepayment for the first year of interest. This bitcoin is included in the Company’s Digital Assets – Investment Treasury and will be held as collateral to secure the March 2025 Investor Note until maturity or conversion of the note. On the maturity date, the Company shall transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the March 2025 Investor Note.

The Company has elected to account for the March 2025 Investor Note using the fair value option and will remeasure the March 2025 Investor Note at each reporting period. As of the date of issuance, the fair value of the March 2025 Investor Note was $59.0 million which exceeded the proceeds received of $46.3 million. The $12.7 million excess of the fair value over the net proceeds received has been recorded as a loss within the condensed statements of operations for the six months ended June 30, 2025.

During the three months ended and six months ended June 30, 2025, the Company recorded a $5.3 million loss and $0.9 million gain due to changes in fair value of the March 2025 Investor Note.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The Investor Note will accrue interest at a rate of 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share. Total interest expense recognized related to the March 2025 Investor Note for the three and six months ended June 30, 2025 was $0.5 million and $0.7 million, respectively. Pursuant to the March 2025 SPA, the Company prepaid one year of interest in the form of 25 bitcoin and will amortize that prepaid interest through March 31, 2026. The prepaid interest has been recorded within prepaid expenses and other current assets on the condensed balance sheet. Beginning April 1, 2026, interest will be calculated on the basis of a 360-day year and stated interest rate of 7% per annum. Interest is payable quarterly in paid-in-kind shares of Common Stock.

The March 2025 Investor Note provides for certain events of default. In connection with an event of default, the investor may require the Company to redeem all or any portion of the March 2025 Investor Note by returning to the Holder (as defined therein) the amount of Bitcoin Collateral (as defined therein) that has not previously been released to the Company in connection with the conversion of the principal into shares of Common Stock. The Company is also subject to certain customary affirmative and negative covenants regarding the rank of the March 2025 Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, distributions or redemptions, the transfer of assets, and the maturity of other indebtedness, among other customary matters. As of June 30, 2025, the Company was in compliance with all covenants and there have been no events of default during the period.

11. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of Common Stock at a par value of $0.0001 per share. As of June 30, 2025, the Company had 47.1 million shares of Common Stock issued and 46.6 million shares of Common Stock outstanding. As of June 30, 2024, the Company had 5.8 million shares of Common Stock issued and outstanding. Any dividends declared on Common Stock will be subordinated to dividends on any outstanding preferred shares. Holders of Common Stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2024, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of June 30, 2025, the Company had no shares of preferred stock issued and outstanding. As of June 30, 2024, Fold Predecessor had 10.2 million shares of convertible preferred stock issued and outstanding. Dividends for preferred shares are noncumulative and payable only upon declaration by the Board of Directors. Refer to Note 3 for additional details on the conversion of preferred stock as part of the recapitalization.

Warrants

As of June 30, 2025, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00.

12. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold Predecessor historically granted Restricted Stock Awards ("RSAs") and Restricted Stock Units (“RSUs”) under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted a new 2025 Incentive Award Plan (the "2025 Equity Plan") as well as an employee stock purchase plan (the "2025 ESPP") which became effective immediately on the date of the Merger. Collectively, these plans are referred to as the "Equity Plans".

Following the Merger, no further awards may be granted under the 2019 Equity Plan; however, awards granted under that plan will remain subject to the terms and conditions of the 2019 Equity Plan. Under the 2025 Equity Plan an aggregate number of shares equal to the sum of (i) 10% of the fully-diluted shares of Fold Holdings, Inc. Common Stock as of the Closing (ii) the number of shares that remained available for issuance under the 2019 Equity Plan as of the Closing and (iii) the number of shares that were subject to awards under the 2019 Plan as of the Closing and which, following the Closing, became available for grant under the 2025 Equity Plan, were initially reserved under the 2025 Equity Plan. As of June 30, 2025, no offering period under the 2025 ESPP has been initiated.

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, RSAs, Stock Appreciation Rights, RSUs, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and unsecured right to receive shares of Common Stock (or cash or a combination of shares of Common Stock and cash, as determined in the sole discretion of the Board) upon settlement of

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

the Award. RSAs are Awards of restricted shares of Company Common Stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of June 30, 2025, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plans.

Restricted Stock Units

Prior to the Merger Fold Predecessor's RSUs had two vesting conditions: a service condition that is typically satisfied based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement (though some RSUs have been granted with different service-vesting schedules, including without the one-year cliff), and a performance condition related to the consummation of a liquidity event defined in the award agreements as the first to occur of a change of control or the first sale of Common Stock pursuant to an IPO. The Merger with FTAC Emerald on February 14, 2025 was deemed to have satisfied the performance condition criteria. Following the Merger, the Company's RSUs are subject to vesting requirements of each individual Award grant, which will typically include only a service condition based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement.

On February 14, 2025, upon Closing of the Merger, each outstanding Fold Predecessor RSU award was converted into an Award of RSUs covering a number of shares of Common Stock of Fold Holdings, Inc. determined by multiplying (i) the number of shares of Fold Predecessor Common Stock subject to the Fold Predecessor RSU Award immediately prior to the consummation of the Merger by (ii) ~82.5% (rounded down to the nearest whole share). As the Merger was deemed to have satisfied the performance vesting condition under the RSU Awards, 1.4 million Fold Predecessor RSUs vested upon the Closing of the Merger, resulting in the recognition of share-based compensation expense totaling $4.4 million with a weighted average grant date fair value of $3.37 for RSUs vested during the period.

The Company recognized $1.7 million and $6.9 million of share-based compensation expense for the three and six months ended June 30, 2025, which includes $4.4 million of share-based compensation expense that was immediately recognized due to the performance condition deemed being satisfied on February 14, 2025. As the performance condition was not met as of June 30, 2024, no share-based compensation was recognized for the three and six months ended June 30, 2024. There was $16.3 million of unrecognized shared-based compensation expense related to unvested Awards as of June 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 3.31 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded no share-based compensation expense for the three months ended June 30, 2025 and June 30, 2024, respectively, and no share-based compensation expense related to RSAs for the six months ended June 30, 2025 and June 30, 2024. There was no material unrecognized compensation expense related to RSAs as of June 30, 2025 or June 30, 2024, as all unvested shares were purchased by the Participants at fair value at the time of issuance. There were not any additional RSAs granted during the three or six months ended June 30, 2025 or June 30, 2024. Share-based compensation expense for RSAs is included in compensation and benefits in the accompanying statements of operations.

Determination of fair value

The initial value of the Awards on the dates that the RSUs and RSAs were granted was determined based on the underlying value of Fold Predecessor’s Common Stock. As securities of a private company, the Fold Predecessor's Common Stock was valued by performing an enterprise valuation using a guideline public company market approach method. This method leverages an analysis of publicly traded peers to develop relevant market multiples and ratios applied to the Company’s historical and expected cash flows. As securities of a public company, the Common Stock of Fold Holdings, Inc. is valued based on the Company's stock price.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the six months ended June 30, 2025 and 2024:

	RSUs	RSAs
Shares nonvested at January 1, 2025	2,098,620	17,270
Granted	3,064,628	-
Vested	(1,565,160)	(17,270)
Forfeited	(38,034)	-
Shares nonvested at June 30, 2025	3,560,054	-

	RSUs	RSAs
Shares nonvested at January 1, 2024	1,271,784	124,176
Granted	154,327	-
Vested	-	(27,586)
Forfeited	-	-
Shares nonvested at June 30, 2024	1,426,111	96,590

13. COMMITMENTS AND CONTINGENCIES

401(k) Plan

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2025 and 2024, we recorded a nominal amount of expense related to the 401(k) plan, which is included in compensation and benefits in the accompanying statements of operations. For the six months ended June 30, 2025 and 2024, we recorded $0.1 million and a nominal amount of expense related to the 401(k) plan, respectively, which is included in compensation and benefits in the accompanying statements of operations.

June 2025 Amended Investor Note

The June 2025 Amended Investor Note contains a provision akin to a time-value make-whole provision wherein the investor will receive a special interest payment of $10.0 million, payable at maturity or conversion of the note, less any prior interest payments made to the investor before that date. We have estimated the additional minimum liability to be $2.4 million at maturity. We have recorded an additional $0.3 million of accrued interest as of June 30, 2025, and will continue to accrue ratably over the next three years to maturity to reflect the special interest.

Litigation

From time to time, the Company may be subject to claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our consolidated financial position, liquidity, capital resources, or annual results of operations.

14. INCOME TAXES

During the three and six months ended June 30, 2025, the Company had net income and a net loss before income taxes of $13.4 million and $35.4 million, respectively, and a nominal amount of income tax expense. During the three and six months ended June 30, 2024, the Company had losses before income taxes of $2.3 million and $3.3 million, respectively, and a nominal amount of income tax expense. For the three and six months ended June 30, 2025, the Company recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes. For the three and six months ended June 30, 2024, Fold Predecessor recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes.

As of June 30, 2025, the Company has federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Section 382 imposes an annual limitation on the amount of taxable income that can be offset by NOLs following a greater than 50% ownership change by 5% shareholders over a rolling six-year period. As of June 30, 2025, the Company has not completed a study to

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

assess Section 382. Until this analysis is complete, no assurance can be given that the Company will be able to fully utilize its NOL carryforwards. If a limitation is determined to apply, it could materially impact the Company’s ability to offset future taxable income and reduce future cash tax obligations. The Company will update this disclosure in future filings as more information becomes available.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the US. The OBBBA contains, among other provisions, certain changes to U.S. federal income tax laws. The accounting for changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its financial statements.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$169,230,684	$169,230,684	$-	$-
Total assets	$169,230,684	$169,230,684	$-	$-

Liabilities:
Customer rewards liability	$9,369,298	$-	$-	$9,369,298
March 2025 Investor Note	58,123,251	-	-	58,123,251
Total liabilities	$67,492,549	$-	$-	$67,492,549

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$102,138,351	$102,138,351	$-	$-
Total assets	$102,138,351	$102,138,351	$-	$-

Liabilities:
Customer rewards liability	$8,569,651	$-	$-	$8,569,651
SAFEs	171,080,533	-	-	171,080,533
Total liabilities	$179,650,184	$-	$-	$179,650,184

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and deferred revenue approximate their fair values due to their short-term nature.

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of June 30, 2025 and December 31, 2024.

Customer rewards liability

The customer reward liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of June 30, 2025 and December 31, 2024, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended June 30, 2025 and 2024 was 10%.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Simple Agreements for Future Equity

On February 14, 2025, upon Closing of the Merger, the SAFEs of Fold Predecessor converted into approximately 16.6 million shares of Fold Holdings, Inc. Common Stock. The fair value of the SAFEs on the date of conversion was approximately $177.6 million. Prior to conversion, Fold Predecessor’s SAFEs were recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Changes in fair value of SAFEs” in the statements of operations. However, because Fold Predecessor’s SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event, these amounts were reclassified to equity upon conversion.

Prior to conversion, the estimated fair value of the SAFEs (refer to Note 9) was determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios, including: (i) equity financing, with conversion of the SAFEs into a number of shares of convertible preferred stock at the lower of the post-money valuation cap price or discount price (ii) liquidity event (change of control, direct listing, or an initial public offering) with mandatory conversion to Common Stock at the lower of the post-money valuation cap price or discount price and (iii) dissolution event, with SAFE holders automatically entitled to receive cash payments equal to the purchase amount, prior to and in preference to any distribution of any assets or surplus funds to the holders of convertible preferred and Common Stock. The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the SAFEs are outstanding, in each case based on a risk-adjusted discount rate estimated to set the probability-weighted sum of each scenario to the purchase price. The discount rate at each valuation date was adjusted by the change in the USD CCC bond rate to reflect the market movement between the issuance date and valuation date. Additionally, in Fold Predecessor's estimate of the fair value of the Bitcoin SAFEs, the then current value of bitcoin was used as an estimate of the future value of a BTC-denominated payout. If there is not a Liquidity Event, the SAFE would have resulted in the repayment of the bitcoin contributed at the issuance of the note. To value this scenario, which was weighted at a 9% probability, Fold Predecessor considered the value of the underlying bitcoin as of the valuation date, reflecting an estimate of the future price.

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

The following table summarizes the changes in fair value associated with Level 3 SAFE financial instruments held at the beginning or end of the periods presented:

SAFEs
Balance at January 1, 2024	$10,601,545
Proceeds from issuances of SAFEs	53,000,000
Change in fair value of SAFEs	132,004
Balance at June 30, 2024	63,733,549
Proceeds from issuances of SAFEs	19,106,134
Change in fair value of SAFEs	88,240,850
Balance at December 31, 2024	171,080,533
Proceeds from issuances of SAFEs	-
Change in fair value of SAFEs	6,503,113
Conversion of SAFEs	(177,583,646)
Balance at June 30, 2025	$-

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Convertible Note
Balance at December 31, 2024	-
Additions	46,279,500
Fair value adjustment - day one loss on issuance of debt	12,753,994
Fair value adjustment - change in fair value	(910,243)
Balance at June 30, 2025	$58,123,251

The following table summarizes the significant inputs which the fair value measurements associated with the convertible note was determined:

	As of June 30, 2025	As of December 31, 2024
Risk-free rate (continuously compounded)	3.71%	-
Fold volatility (annual)	103.64%	-
Bitcoin volatility (annual)	60.36%	-
Note term	4.68 Years	-
Fold stock price	$4.23	-
Bitcoin price	$107,135.34	-
Correlation (Fold and Bitcoin)	0.4029	-
Conversion price	$12.50	-
Dividend yield (annual)	0.00%	-

16. CUSTODY OF DIGITAL ASSETS

We provide custody services on behalf of our customers through unrelated third-party service providers, who are qualified custodians. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodians used by Fold hold our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the six months ended June 30, 2025 or year ended December 31, 2024.

The fair value of customer digital assets held by our qualified custodians totaled $25.4 million and $13.9 million at June 30, 2025 and December 31, 2024, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $25.4 million and $13.9 million at June 30, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at June 30, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

17. NET INCOME (LOSS) PER SHARE

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding adjusted for the dilutive effect of all potential shares of Common Stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator:
Net income (loss)	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)
Net income (loss) attributable to common stockholders, basic	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic	46,503,358	5,836,882	36,062,784	5,836,882
Net income (loss) per share attributable to common stockholders, basic	$0.29	$(0.40)	$(0.98)	$(0.56)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)
Net income (loss) attributable to common stockholders, diluted	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)

Denominator:
Weighted-average shares used to compute net income (loss) per share, diluted	46,503,358	5,836,882	36,062,784	5,836,882
Weighted-average effect of potentially dilutive shares:
Non-vested restricted stock units	1,057,758	-	-	-
Weighted-average shares used to compute net income (loss) per share, diluted	47,561,116	5,836,882	36,062,784	5,836,882
Net income (loss) per share attributable to common stockholders, diluted	$0.28	$(0.40)	$(0.98)	$(0.56)

The following potential Common Stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Convertible preferred stock	-	10,204,880	-	10,204,880
Unvested restricted stock units	-	1,426,111	3,560,054	1,426,111
SAFEs (1)	-	-	-	-
Convertible notes (2)	5,924,582	-	5,924,582	-
Investor warrants (3)	15,099,378	-	15,099,378	-
Total anti-dilutive securities	21,023,960	11,630,991	24,584,014	11,630,991

(1)
The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the three and six months ended June 30, 2025 as the SAFEs were converted to Common Stock as of the Merger. The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the three and six months ended June 30, 2024 as the number of dilutive shares would be based on a conversion ratio associated with the pricing of the future financing or liquidation event, which was not determinable as of June 30, 2024.
(2)
The June 2025 Amended Note contains a conversion feature that allows the investor the option to convert the June 2025 Amended Note in exchange for 2,222,222 shares of Common Stock. The March 2025 Investor Note contains a conversion feature that allows the investor the option to convert in exchange for 3,702,360 shares of Common Stock. The effect of the incremental Common Stock issuable upon a conversion of these notes would be anti-dilutive based on Fold's average share price for the three and six months ended June 30, 2025 and are therefore excluded from the income (loss) per share calculation.
(3)
As of June 30, 2025, Fold had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00. These warrants are considered anti-dilutive based on Fold's average share price for the three and six months ended June 30, 2025 and are therefore excluded from the income (loss) per share calculation.

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements through August 12, 2025, the date the financial statements were available to be issued. Where applicable, the notes to these financial statements have been updated to discuss significant subsequent events which have occurred.

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

Unless otherwise indicated or the context otherwise requires, references included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger.

Business overview

Founded in 2019, Fold is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers access to certain financial services such as an FDIC insured checking account through Sutton Bank, the Fold Debit Card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees, instant withdrawals, and insured custody. By integrating bitcoin across traditional financial services, the Company acts as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold App.

Since Fold was founded, we have been a pioneer in bitcoin consumer financial services. From our earliest days, Fold has provided users an opportunity to spend their bitcoin via the Lightning Network - a use case largely underrepresented in the overall bitcoin ecosystem. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin exchange product, and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In February 2025 we publicly announced our intention to offer a bitcoin-rewards credit card (the "Fold Credit Card") which we expect to launch in 2025, and in May 2025 we announced a Bitcoin Gift Card that is currently available for purchase and set to roll out to retail networks across the country over the coming months. We expect to continue to innovate in the bitcoin consumer financial services space over the coming years.

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

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. As of June 30, 2025, Fold has accumulated 1,492 bitcoin in our Investment Treasury, and we plan to continue to accumulate bitcoin over time. We view our bitcoin holdings as a long-term strategic investment and not as a trading asset.

Recent developments

On July 24, 2024, Fold, Inc. entered into the Merger Agreement with FTAC Emerald. The registration statement for the Merger was declared effective by the SEC on January 23, 2025, the Merger was approved by FTAC’s shareholders on February 13, 2025, and the business combination was finalized on February 14, 2025. The combined company now operates under the name Fold Holdings, Inc., and its Common Stock and warrants trade on the Nasdaq under the ticker symbols “FLD” and “FLDDW,” respectively. The Company is a remote-first company and does not designate a physical headquarters.

In February 2025, we publicly announced a new product line, the Fold Credit Card. This product is an expansion of our current bitcoin rewards Fold Debit Card. As with our Fold Debit Card, we have partnered with Visa to launch this product. Premium customers will receive unlimited 2% bitcoin rewards, a free metal card and all the benefits of our premium membership, Fold+. A recent survey of Fold users indicated nearly 95% currently use credit cards, and over 85% indicated the ability to earn bitcoin instead of traditional cash back, miles, or points is "very important" or "extremely important" to them. Historically one of our most highly requested products, we expect the Fold Credit Card to drive both new user acquisition and deeper engagement within the Fold ecosystem.

In March 2025, Fold entered into the March 2025 SPA with a related party, SATS Credit Fund, LP, pursuant to which Fold issued to the investor (i) the March 2025 Investor Note with an aggregate principal amount of $46.3 million, which is convertible into shares of Common Stock at any time, at the option of the investor, at a conversion price of $12.50 per share, (ii) March 2025 Warrants exercisable for 925,590 shares of Common Stock with an exercise price of $15.00 per share, and (iii) an aggregate of 750,000 shares of Common Stock (the “Closing Shares”). The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin of which was paid to the investor as prepayment for the first year of interest. On the maturity date, the Company shall transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the Note.

In May 2025, we publicly announced a new product line, the Fold Bitcoin Gift Card. This product will provide customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms as well as via various participating online retailers and is expected to continue to roll out to new distribution channels in phases throughout 2025.

In June 2025, the Company entered into a Waiver, Amendment and Joinder Agreement with its subsidiary, Fold, Inc. (“Subsidiary”), and the investor to amend the December 2024 SPA. This amendment resulted in the Company extinguishing the December 2024 Initial Investor Note, which was made by Subsidiary, and reissuing an amended note on substantially the same terms, but made by the Company to reflect the impact of the Merger (the “June 2025 Amended Investor Note”). Refer to Note 10 for further information.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital, and general corporate purposes. If and when the Company elects to sell shares of Common Stock to the investor pursuant to the Facility, the investor may resell all, some or none of such shares of Common Stock in its discretion and at prices subject to the terms of the Facility. Actual sales of shares of Common Stock under the Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for its business and operational needs. Subject to the earlier termination by the Company, as provided for in the Facility, the Facility terminates automatically on June 16, 2027. See Part II, Item 1A—Risk Factors of this Quarterly Report for additional information.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. We intend to continue to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce several new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we announced two significant new product lines during the first half of 2025: (1) the Fold Credit Card and (2) the Fold Bitcoin Gift Card, which was announced in May and we expect to roll out to new retail locations throughout the remainder of 2025 and beyond. These products are collectively expected to drive higher volumes, revenues, and margins, but we also expect them to drive both new user acquisition and contribute to deeper engagement within the Fold ecosystem.

In addition to these new products, we are devoting significant time and resources to our custody and trading platform which we expect to continue to be a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. Over the course of the next few quarters we expect to add support for larger orders via wires, to open our exchange product to non-cardholder customers, and to add users from new states where we have not previously supported access.

The timing of these product and feature releases will impact our ability to meet financial targets for 2025 and beyond; however, we expect that each of these releases will further enhance our existing market position and drive increased volumes across the platform.

Growth Strategy

In addition to our product strategy, we intend to grow our customer base, transaction volume, and revenues through increased investment into organic and paid marketing channels that have proven successful to-date.

Fold intends to continue to leverage our social media channels and customer referral program to drive maximum growth via organic channels which have been our primary growth channels to date. In addition, to further accelerate growth we intend to increase investments in paid marketing and affiliate opportunities in conjunction with key product rollouts.

While we expect our existing products to benefit from this growth strategy, we also expect the addition of new products like the Fold Credit Card and the Fold Bitcoin Gift Card to create synergies across product lines and attract new users who are looking for a more comprehensive suite of financial products.

Bitcoin treasury strategy

As of June 30, 2025, we held approximately 1,579 BTC in our Bitcoin Treasury which had a market value of $169.2 million based on the market price of one bitcoin on the Coinbase exchange at 11:59:59 p.m. UTC time on June 30, 2025, which was approximately $107.2 thousand.

Fold’s purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset with the intention to hold as a long term investment (“Investment Treasury”). The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	June 30, 2025	December 31, 2024
Rewards treasury (USD)	$9,369,298	$8,569,651
Investment treasury (USD)	159,861,386	93,568,700
Total bitcoin treasury (USD)	$169,230,684	$102,138,351

	June 30, 2025	December 31, 2024
Rewards treasury (BTC)	87	92
Investment treasury (BTC)	1,492	1,002
Total bitcoin treasury (BTC)	1,579	1,094

We believe existing macro conditions to be favorable towards adding additional bitcoin to our balance sheet at current market prices and we will continue to consider additional bitcoin accumulation opportunities over the near term. We have not set any specific target for the amount of bitcoin we seek to hold. We plan to fund further bitcoin acquisitions primarily through issuances of Common Stock through a variety of financial instruments, including our Facility, debt, convertible notes, preferred stock, or other structures as may be considered appropriate for our business.

Our Investment Treasury strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, (ii) pledge or commit a portion of our bitcoin as collateral for purposes of entering into financing transactions, (iii) utilize our bitcoin as reserve collateral for various products used in our operating business, and/or (iv) consider opportunities to create income streams or otherwise generate funds using our bitcoin holdings. As of June 30, 2025, 800 bitcoin are restricted from use in operations under collateral agreements related to our convertible notes.

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

During the three months ended June 30, 2025, we added:

•
More than 10,000 new Accounts, bringing total Accounts to more than 615,000; and
•
More than 3,000 Verified Accounts, bringing total Verified Accounts to nearly 80,000.

Transaction volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat (“USD”) and bitcoin (“BTC”) transaction volumes.

From inception through June 30, 2025, Fold processed over $3.0 billion in Transaction Volume through our platform. For the three months ended June 30, 2025, we averaged more than $88 million in Transaction Volume per month, respectively.

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

The Company notes that the above categories of revenue are combined into Banking and Payments given their interconnected nature. For example, nearly all merchant offers are purchased in relation to a Fold Debit Card transaction or by Fold Debit Card holders. In addition, Fold primarily incentivizes users to sign up for its Fold+ subscription by reducing transaction fees and increasing rewards on Fold Debit Card transactions as well as by providing access to exclusive merchant offers. While Fold assesses each of these revenue streams separately for revenue recognition purposes, they all derive primarily from Fold Debit Card transactions which are funded by user accounts at Sutton Bank.

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

Additionally, revenues from our newest product, the Fold Bitcoin Gift Card, are included within this revenue line. For accounting purposes, the Company is the principal in these transactions and therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the cost of each gift card sold.

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

All rewards are earned immediately upon the performance of a qualifying action by the user, but not all rewards are immediately available for redemption. The redemption criteria for rewards varies by the type of qualifying action or transaction as outlined in the terms and conditions of the Fold Rewards Program. For example, rewards earned on the daily spin wheel are available for redemption immediately, while rewards earned via certain qualifying spend transactions on the Fold Debit Card are subject to a 30-day settlement period before becoming available for redemption, a policy that is in place to prevent fraudulent activities.

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

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. Some custody and trading costs scale in proportion to our volumes.

Compensation and benefits expenses

Compensation and benefits expenses primarily consist of salaries and wages, employee insurance expenses, share-based compensation, and other payroll benefits related to full time employees.

Marketing expenses

Marketing expenses consist of costs incurred to promote the Company's products and services, increase brand awareness, and drive sales. These expenses include paid advertising and growth initiatives such as digital campaigns, events and sponsorships, agency and content production, and press and public relations expenses, among others.

In addition, a portion of marketing expenses relates to rewards earned for the purposes of marketing, growth, or retention under the Fold Rewards Program (the "Marketing Rewards"). The Company accrues Marketing Rewards within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Marketing Reward is earned, with the corresponding expense recorded within marketing expenses in our statements of operations. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value, with gains and losses on this liability recorded within 'Gain (Loss) on customer rewards liability' in our accompanying statements of operations. The liability is derecognized when the reward is claimed by the user and delivered to the user's external bitcoin wallet.

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

Change in fair value of SAFEs

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of SAFEs. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statement of operations. However, Fold Predecessor's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon Closing of the Merger, all SAFEs held by Fold Predecessor converted into Common Stock of Fold Holdings, Inc. and we will not have future gains or losses related to SAFE fair value remeasurements.

Change in fair value of convertible note

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note.

Convertible note issuance costs and fees

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares.

Loss on extinguishment of debt

Convertible note costs related to the modification and extinguishment of the December 2024 Initial Investor Note and reissuing the debt as the June 2025 Amended Investor Note.

Interest expense

Interest expense primarily consists of amortization of the convertible note premium and issuance costs, as well as interest expense on the convertible notes.

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

Results of operations for the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues, net	$8,175,926	$5,138,624	$3,037,302	59%

Operating expenses
Banking and payment costs	7,682,621	4,817,736	2,864,885	59%
Custody and trading costs	142,811	28,498	114,313	401%
Compensation and benefits	3,676,657	849,280	2,827,377	333%
Marketing expenses	620,923	38,335	582,588	NM(i)
Professional fees	1,270,345	238,862	1,031,483	432%
Amortization expense	106,837	62,392	44,445	71%
(Gain) loss on customer rewards liability	2,071,505	(1,004,851)	3,076,356	-306%
(Gain) loss on digital assets - rewards treasury	(2,334,677)	950,744	(3,285,421)	-346%
Other selling, general and administrative expenses	1,264,422	346,608	917,814	265%
Total operating expenses	14,501,444	6,327,604	8,173,840	129%
Operating loss	(6,325,518)	(1,188,980)	(5,136,538)	432%

Other income (expense)
Gain (loss) on digital assets - investment treasury	36,582,224	(1,106,080)	37,688,304	NM(i)
Change in fair value of SAFEs	-	(36,940)	36,940	-100%
Change in fair value of convertible note	(5,309,608)	-	(5,309,608)	NM(i)
Convertible note issuance costs and fees	-	-	-	NM(i)
Loss on extinguishment of debt	(9,612,199)	-	(9,612,199)	NM(i)
Interest expense	(1,974,849)	-	(1,974,849)	NM(i)
Other income	66,398	12,312	54,086	439%
Other income (expense), net	19,751,966	(1,130,708)	20,882,674	NM(i)

Net income (loss) before income taxes	13,426,448	(2,319,688)	15,746,136	NM(i)
Income tax expense (benefit)	881	(241)	1,122	NM(i)
Net income (loss)	$13,425,567	$(2,319,447)	$15,745,014	NM(i)

(i) Not meaningful ("NM")

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Banking and payment revenues	$7,921,556	$5,120,569	$2,800,987	55%
Custody and trading revenues	241,600	19,340	222,260	NM(i)
Other revenues	36,116	15	36,101	NM(i)
Less: Sales returns and allowances	(23,346)	(1,300)	(22,046)	NM(i)
Revenues, net	$8,175,926	$5,138,624	$3,037,302	59%

(i) Not meaningful ("NM")

Total net revenue for the three months ended June 30, 2025 increased by $ 3.0 million, or 59%, compared to the three months ended June 30, 2024. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively.

Banking and payments

The primary driver behind increased banking and payments revenues related to merchant offers within our banking and payments business. Net revenues from merchant offers increased 61% from $4.6 million for the three months ended June 30, 2024 to $7.5 million for the three months ended June 30, 2025. This increase was driven primarily due to continued expansion of our merchant offers catalog via new brand offerings, and due to our intentional focus on marketing our merchant offers products via internal and external marketing channels to both new and existing Fold customers.

Excluding merchant offers, our gross banking and payments revenues for the three months ended June 30, 2025 and June 30, 2024 were $0.5 million and $0.5 million, respectively.

Custody and trading

Net revenues from custody and trading increased from a nominal amount for the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025. While still a small part of our overall revenue in 2025, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. As highlighted above, we are devoting significant time and resources to our custody and trading platform which we expect to continue to be a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. In the near term we expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders, and to add users from new states where we have not previously supported access.

Additionally, revenues from our newest product, the Fold Bitcoin Gift Card, are included within custody and trading. Revenues from this product were nominal for Q2 2025, as we only announced the product in May 2025 and it has only been available via the Fold website to date. This product is expected to roll out to new distribution channels in phases throughout 2025, including via a combination of online gift card distributors and brick-and-mortar retail locations across the country.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs increased in relation to our increased merchant offer volumes as noted above. Costs of sales from merchant offers increased 61%from $4.6 million for the three months ended June 30, 2024 to $7.4 million for the three months ended June 30, 2025.

Excluding merchant offers, our banking and payments costs increased to $0.3 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024. This increase is driven by increased card fulfillment fees and KYC costs related to new cardholder sign-ups of $0.1 million during the three months ended June 30, 2025.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. While some of our custody and trading costs scale in direct proportion to our volumes and revenues, other costs, such as monthly platform fees, are fixed and do not scale with volume. Due to this cost structure, our margins on custody and trading are expected to increase over time with increased volumes.

Compensation and benefits

During the three months ended June 30, 2025 we added 9 full time employees to support our continued growth and enhanced compliance obligations as a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 43 employees as of June 30, 2025 and 22 employees as of June 30, 2024. We expect to hire additional staff in strategic roles to support the launches of our new product lines and continued growth throughout 2025.

Compensation and benefits expense for the three months ended June 30, 2025 and 2024 also included non-cash share-based compensation expense of $1.7 million and $0 million, respectively.

Marketing expenses

Marketing expenses were $0.6 million for the three months ended June 30, 2025 compared to a nominal amount for the three months ended 2024, respectively. As noted above, to further accelerate growth we plan to increase investments in paid marketing and affiliate opportunities in 2025 to support the launches of our newest products, including the Fold Credit Card and Fold Bitcoin Gift Card.

Professional fees

Professional fees increased to $1.3 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. This increase was driven primarily by fees paid to our legal counsel, independent auditors, and third-party consultants in support of ongoing regulatory and compliance costs associated with being a public company.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $42.3 thousand, $62.7 thousand, $93.4 thousand and $107.2 thousand as of December 31, 2023, June 30, 2024, December 31, 2024, and June 30, 2025, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the three months ended June 30, 2025 and 2024.

Other income (expense)

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin was approximately $42.3 thousand, $62.7 thousand, $93.4 thousand and $107.2 thousand as of December 31, 2023, June 30, 2024, December 31, 2024, and June 30, 2025, respectively. The price changes were the primary driver of gains (losses) for digital assets - investment treasury for the three months ended June 30, 2025 and 2024.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. During the three months ended June 30, 2025, the Company incurred a loss of $5.3 million due to the change in the fair value of the convertible note.

Loss on extinguishment of debt of $9.6 million in the condensed statement of operations, which comprised of expensing the original debt's unamortized debt discount of $5.8 million, expensing the original debt's unamortized debt issuance costs of $1.4 million, recording the amended debt premium of $2.0 million and recognizing $0.5 million of additional paid-in capital due to the change in the fair value of the Series C warrants due to the change in exercise price.

Interest expense relates to amortization of the June 2025 Amended Investor Note premium and issuance costs, as well as interest expense on the convertible notes. Of the total interest expense, $0.6 million relates to the June 2025 Amended Investor Note and $0.5 million relates to the March 2025 Investor Note. Interest expense also includes amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Results of operations for the six months ended June 30, 2025 and 2024

Results of operations

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues, net	$15,263,763	$10,069,835	$5,193,928	52%

Operating expenses
Banking and payment costs	14,441,545	9,444,484	4,997,061	53%
Custody and trading costs	188,596	49,786	138,810	279%
Compensation and benefits	10,134,597	1,606,645	8,527,952	NM(i)
Marketing expenses	1,020,721	80,802	939,919	NM(i)
Professional fees	3,058,850	275,530	2,783,320	NM(i)
Amortization expense	197,908	119,745	78,163	65%
(Gain) loss on customer rewards liability	970,648	2,418,194	(1,447,546)	-60%
(Gain) loss on digital assets - rewards treasury	(1,324,091)	(2,541,145)	1,217,054	-48%
Other selling, general and administrative expenses	2,400,876	659,502	1,741,374	264%
Total operating expenses	31,089,650	12,113,543	18,976,107	157%
Operating loss	(15,825,887)	(2,043,708)	(13,782,179)	NM(i)

Other income (expense)
Gain (loss) on digital assets - investment treasury	20,965,072	(1,106,080)	22,071,152	NM(i)
Change in fair value of SAFEs	(6,503,113)	(132,004)	(6,371,109)	NM(i)
Change in fair value of convertible note	(11,843,751)	-	(11,843,751)	NM(i)
Convertible note issuance costs and fees	(9,569,109)	-	(9,569,109)	NM(i)
Loss on extinguishment of debt	(9,612,199)	-	(9,612,199)	NM(i)
Interest expense	(3,246,487)	-	(3,246,487)	NM(i)
Other income	186,701	25,167	161,534	NM(i)
Other income (expense), net	(19,622,886)	(1,212,917)	(18,409,969)	NM(i)

Net loss before income taxes	(35,448,773)	(3,256,625)	(32,192,148)	NM(i)
Income tax expense (benefit)	4,859	7,868	(3,009)	-38%
Net loss	$(35,453,632)	$(3,264,493)	$(32,189,139)	NM(i)

(i) Not meaningful ("NM")

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Banking and payment revenues	$14,843,181	$10,041,234	$4,801,947	48%
Custody and trading revenues	393,455	31,273	362,182	NM(i)
Other revenues	62,151	23	62,128	NM(i)
Less: Sales returns and allowances	(35,024)	(2,695)	(32,329)	NM(i)
Revenues, net	$15,263,763	$10,069,835	$5,193,928	52%

(i) Not meaningful ("NM")

Total net revenue for the six months ended June 30, 2025 increased by $5.2 million, or 52%, compared to the six months ended June 30, 2024. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

Banking and payments

The primary driver behind increased banking and payments revenues related to merchant offers within our banking and payments business. Net revenues from merchant offers increased 53% from $9.1 million for the six months ended June 30, 2024 to $13.9 million for the six months ended June 30, 2025. This increase was driven primarily due to continued expansion of our merchant offers catalog via new brand offerings, and due to our intentional focus on marketing our merchant offers products via internal and external marketing channels to both new and existing Fold customers.

Excluding merchant offers, our gross banking and payments revenues for the six months ended June 30, 2025 and six months ended June 30, 2024 were $0.9 million and $0.9 million, respectively.

Custody and trading

Net revenues from custody and trading increased from a nominal amount for the six months ended June 30, 2024 to $0.4 million for the six months ended June 30, 2025. While still a small part of our overall revenue in 2025, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. As highlighted above, we are devoting significant time and resources to our custody and trading platform which we expect to continue to be a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. In the near term we expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders, and to add users from new states where we have not previously supported access.

Additionally, revenues from our newest product, the Fold Bitcoin Gift Card, are included within custody and trading. Revenues from this product were nominal for Q2 2025, as we only announced the product in May 2025 and it has only been available via the Fold website to date. This product is expected to roll out to new distribution channels in phases throughout 2025, including via a combination of online gift card distributors and brick-and-mortar retail locations across the country.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs increased in relation to our increased merchant offer volumes as noted above. Costs of sales from merchant offers increased 53% from $9.0 million for the six months ended June 30, 2024 to $13.8 million for the six months ended June 30, 2025.

Excluding merchant offers, our banking and payments costs increased to $0.7 million for the six months ended June 30, 2025 compared to $0.4 million for the six months ended June 30, 2024. This increase is driven by increased card fulfillment fees and KYC costs related to new cardholder sign-ups of $0.2 million during the six months ended June 30, 2025.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. While some of our custody and trading costs scale in direct proportion to our volumes and revenues, other costs, such as monthly platform fees, are fixed and do not scale with volume. Due to this cost structure, our margins on custody and trading are expected to increase over time with increased volumes.

Compensation and benefits

During the six months ended June 30, 2025 we added 20 full time employees to support our continued growth and enhanced compliance obligations as a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 43 employees as of June 30, 2025 and 22 employees as of June 30, 2024. We expect to hire additional staff in strategic roles to support the launches of our new product lines and continued growth throughout 2025.

Compensation and benefits expense for the six months ended June 30, 2025 and 2024 also included non-cash share-based compensation expense of $6.9 million and $0 million, respectively. The $6.9 million of share-based compensation expense for the six months ended June 30, 2025 included $4.4 million of unrecognized share-based compensation expense that was immediately recognized due to the performance condition under the 2019 Equity Plan was deemed being satisfied on February 14, 2025 as a result of the Merger with FTAC Emerald. As the performance condition under the 2019 Equity Plan was not met as of June 30, 2024, no share-based compensation was recognized for the six months ended June 30, 2024. There was $16.3 million of unrecognized shared-based compensation expense related to unvested awards as of June 30, 2025.

Marketing expenses

Marketing expenses were $1.0 million for the six months ended June 30, 2025 compared to $0.1 million for the six months ended 2024, respectively. As noted above, to further accelerate growth, we plan to increase investments in paid marketing and affiliate opportunities in 2025 to support the launches of our newest products, including the Fold Credit Card and Fold Bitcoin Gift Card.

Professional fees

Professional fees increased to $3.1 million for the six months ended June 30, 2025, compared to $0.3 million for the six months ended June 30, 2024. This increase was driven primarily by fees paid to our legal counsel, independent auditors, and third-party consultants during 2025 in support of our Merger with FTAC Emerald and in support of ongoing regulatory and compliance costs associated with being a public company.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $42.3 thousand, $62.7 thousand, $93.4 thousand and $107.2 thousand as of December 31, 2023, June 30, 2024, December 31, 2024, and June 30, 2025, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the six months ended June 30, 2025 and 2024.

Other income (expense)

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of our long-term SAFE note liabilities, which is determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statement of operations. However, Fold Predecessor's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon Closing of the Merger, all SAFE notes held by Fold Predecessor converted into Common Stock of Fold Holdings, Inc..

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin was approximately $42.3 thousand, $62.7 thousand, $93.4 thousand and $107.2 thousand as of December 31, 2023, June 30, 2024, December 31, 2024, and June 30, 2025, respectively. The price changes were the primary driver of gains (losses) for digital assets - investment treasury for the six months ended June 30, 2025 and 2024.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The net loss on the fair value of the convertible note of $11.8 million during the six months ended June 30, 2025 is comprised of a $12.7 million day one loss on the issuance of debt offset by a $0.9 million gain on the change in fair value.

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the six months ended June 30, 2025.

Loss on extinguishment of debt of $9.6 million in the condensed statement of operations, which comprised of expensing the original debt's unamortized debt discount of $5.8 million, expensing the original debt's unamortized debt issuance costs of $1.4 million, recording the amended debt premium of $2.0 million and recognizing $0.5 million of additional paid-in capital due to the change in the fair value of the Series C warrants due to the change in exercise price.

Interest expense relates to amortization of the June 2025 Amended Investor Note premium and issuance costs, as well as interest expense on the convertible notes. Of the total interest expense, $1.3 million relates to the June 2025 Amended Investor Note and $0.7 million relates to the March 2025 Investor Note. Interest expense also includes amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$13,425,567	$(2,319,447)	$(35,453,632)	$(3,264,493)
Add:
Interest expense	1,974,849	-	3,246,487	-
Income tax expense (benefit)	881	(241)	4,859	7,868
Amortization expense	106,837	62,392	197,908	119,745
Share-based compensation expense	1,725,205		6,895,480	-
(Gain) loss on customer rewards liability	2,071,505	(1,004,851)	970,648	2,418,194
(Gain) loss on digital assets - rewards treasury	(2,334,677)	950,744	(1,324,091)	(2,541,145)
Gain (loss) on digital assets - investment treasury	(36,582,224)	1,106,080	(20,965,072)	1,106,080
Change in fair value of SAFEs	-	36,940	6,503,113	132,004
Change in fair value of convertible note	5,309,608	-	11,843,751	-
Convertible note issuance costs and fees	-	-	9,569,109	-
Loss on extinguishment of debt	9,612,199	-	9,612,199	-
Adjusted EBITDA	$(4,690,250)	$(1,168,383)	$(8,899,241)	$(2,021,747)

Adjusted EBITDA for the three months ended June 30, 2025 decreased by $3.5 million, or 301% compared to the three months ended June 30, 2024. The principal driver of decreased Adjusted EBITDA relates to (i) increased professional fees of $1.3 million; (ii) increased compensation and benefits expense, excluding share-based compensation, of $1.1 million; (iii) increased marketing expenses of $0.6 million; and (iv) increased insurance expenses of $0.5 million.

Adjusted EBITDA for the six months ended June 30, 2025 decreased by $6.9 million, or 340% compared to the six months ended June 30, 2024. The principal driver of decreased Adjusted EBITDA relates to (i) increased professional fees of $2.8 million; (ii) increased compensation and benefits expense, excluding share-based compensation, of $1.6 million; (iii) increased marketing expenses of $1.0 million; and (iv) increased insurance expenses of $0.8 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company and costs incurred in support of ongoing regulatory and compliance costs associated with being a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 43 employees as of June 30, 2025 and 22 employees as of June 30, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Adjusted EBITDA (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA (Loss)	$(4,690,250)	$(1,168,383)	$(8,899,241)	$(2,021,747)
Weighted-average shares used to compute basic and diluted net loss per share	46,503,358	5,836,882	36,062,784	5,836,882

Adjusted EBITDA (Loss) per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.20)	$(0.25)	$(0.35)

Financial condition

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash and cash equivalents of $6.6 million and positive working capital of $7.8 million. The Company has a history of net operating losses, including net operating losses of $6.3 million for the three months ended June 30, 2025 and $15.8 million for the six months ended June 30, 2025. The Company has an accumulated deficit of $136.8 million. Of that amount, $98.0 million relates to fair value adjustments on the Company's SAFE notes, $9.6 million relates to loss on extinguishment of debt, and $11.8 million relates to fair value adjustments on convertible debt instruments.

As of June 30, 2025, the Company held 1,492 bitcoin in our Investment Treasury, valued at $159.9 million. Of that amount, 800 bitcoin, valued at $85.7 million, were restricted from use as operating capital and served as collateral for our convertible notes. Our Investment Treasury is considered a long-term investment and we do not believe we will need to sell or engage in other transactions with respect to any of our Investment Treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Investment Treasury as part of treasury management operations.

As of June 30, 2025, we held 87 bitcoin in our Rewards Treasury, valued at $9.4 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of June 30, 2025, the Company had $66.3 million in principal debt outstanding in the form of two convertible notes. The June 2025 Amended Investor Note has a principal due of $20.0 million and is convertible into Common Stock at a conversion price of $9.00 per share. This note is secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and will mature on February 14, 2028. The March 2025 Investor Note has a principal due of $46.3 million and is convertible into Common Stock at a price of $12.50 per share. This note is secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and will mature on March 6, 2030. On the maturity date, the Company shall transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the March 2025 Investor Note. Refer to Note 10 for further information regarding the conversion features of the convertible notes.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility (for additional information, see Part II,

Item 1A – Risk Factors). The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital and general corporate purposes.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Facility, and digital assets received through June 30, 2025 will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are available to be issued.

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

For the six months ended June 30, 2025 and 2024

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(8,951,081)	$(1,213,784)
Net cash used in investing activities	(2,808,850)	(1,126,259)
Net cash provided by financing activities	39,291	3,000,000
Net increase (decreased) in cash	$(11,720,640)	$659,957

Cash flows from operating activities

For the six months ended June 30, 2025, cash used in operating activities was $9.0 million compared to $1.2 million for the six months ended June 30, 2024. This increase was driven primarily due to (i) increased interest expense of $3.2 million; (ii) increased professional fees of $2.8 million; (iii) increased compensation and benefits expense, excluding share-based compensation of $1.6 million; (iv) increased marketing expenses of $1.0 million; and (v) increased insurance expenses of $0.8 million.

Interest expense related directly to interest on our convertible note as well as amortization of convertible note premium and issuance costs. Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company and costs incurred in support of ongoing regulatory and compliance costs associated with being a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 43 employees as of June 30, 2025 and 22 employees as of June 30, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Cash flows from investing activities

Cash flows used in investing activities increased from June 30, 2024 to June 30, 2025 by $1.7 million, primarily due to increased purchases of bitcoin for our Investment Treasury.

Cash flows from financing activities

For the six months ended June 30, 2025 and 2024, cash provided by financing activities was $0 million and $3.0 million, respectively. For the six months ended June 30, 2025 and 2024, we raised $0 million and $3.0 from SAFE note financings, respectively. For the six months ended June 30, 2025 we received proceeds from issuance of the March 2025 Investor Note; however, those proceeds were received in bitcoin rather than cash and are therefore not included in cash provided by financing activities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting estimates require significant judgment, our actual results may differ materially from our estimates. According to the SEC, a "critical accounting estimate" is defined as an estimate that meets two criteria:

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

Simple agreements for future equity ("SAFEs")

The Company has issued certain SAFEs, none of which remained outstanding as of June 30, 2025, that grant investors rights to participate in a future equity financing. The number of shares deliverable upon settlement is determined based on the market price of the shares at the settlement date. The Company’s SAFEs are recorded as a liability in the accompanying balance sheets and the Company records subsequent remeasurements in changes in fair value of SAFEs in the statements of operations. Issuance costs related to the SAFEs are expensed in the period incurred.

Convertible notes and warrants

The Company has accounted for the December 2024 Initial Investor Note and the related warrants issued using the relative fair value allocation method on the date of issuance. The estimated fair values of the conversion option under the December 2024 Initial Investor Note and warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's Common Stock as of December 31, 2024.

The Company has accounted for the June 2025 Amended Investor Note and the related warrants issued using the relative fair value allocation method on the date of issuance. The estimated fair values of the conversion option under the June 2025 Amended Investor Note and warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's Common Stock as of June 30, 2025.

The fair value of the December 2024 Investor Note and June 2025 Amended Investor Note included the fair value of the conversion option as well as the discounted future contractually obligated cash flows under scenarios in which the Company achieved or did not achieve a public offering.

The estimated fair value of the March 2025 Investor Note was calculated under a Monte Carlo model as of June 30, 2025. The March 2025 Warrants were calculated under a Black-Scholes model utilizing Fold's stock price as of the issuance date.

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

Recent accounting pronouncements

See “Recent accounting pronouncements” described in Note 2, Summary of Significant Accounting Policies within Notes to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The following discussion about our market risk exposure involves forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements. We are exposed to the market price change in bitcoin.

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

Bitcoin market price risk

Some of our assets and liabilities are denominated in bitcoin, including our bitcoin Investment Treasury, our customer rewards liability, and the March 2025 Investor Note. These assets and liabilities are remeasured to fair value at the end of each reporting period using observed bitcoin prices from active exchanges. Fair value adjustments are recorded in the statements of operations and could result in volatility in our financial results in future periods. Negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin-denominated assets and liabilities. For additional information, see Note 2 – Derivatives, and Note 15 – Fair Value Measurements.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of June 30, 2025.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of June 30, 2025:

•
We did not formally document a top-down risk assessment related to the design, implementation, and operating effectiveness of our business cycle related to internal control over financial reporting.

•
We did not design or operate effective controls surrounding our financial reporting to ensure accurate disclosures are filed with the SEC.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate these material weaknesses. Our remediation efforts include several actions:

•
We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities, including reviews of financial reporting disclosures.
•
We have engaged consultants to assist with the financial statement closing process and segregating duties among accounting personnel to enable adequate review controls.
•
We have engaged consultants to assist with reviewing our Company's internal controls over financial reporting and IT general controls. Further, these consultants have been engaged to assist us with the creation of a top-down risk assessment framework with which we plan to implement, execute, and monitor internal controls.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company entered into the Facility, dated as of June 16, 2025, with SZOP Opportunities I, LLC (“SZOP”), in connection with which it filed a registration statement on Form S-1 with the SEC (File No. 333-288623) (the "Registration Statement").

There are numerous factors that affect our business and operating results, many of which are beyond our control. There have been no material changes to the risk factors previously described in our 2024 Form 10-K, except for the following in connection with the Facility:

The sale of our Common Stock to SZOP may cause dilution to existing stockholders and the subsequent sale of the shares of Common Stock acquired by SZOP, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

On June 16, 2025, we entered into the Facility with SZOP, pursuant to which SZOP committed to purchase up to $250,000,000 of our Common Stock. The shares that we may issue and sell to SZOP under the Facility may be sold by us to SZOP from time to time at our discretion over a 24-month period commencing on the date that the conditions set forth in the Facility are satisfied. The purchase price for the shares that we may issue and sell to SZOP under the Facility will vary based on the price of our Common Stock at the time we initiate the sale. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to SZOP. Sales of shares of our Common Stock to SZOP under the Facility, if any, will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to SZOP all, some or none of the shares of our Common Stock that may be available for us to sell pursuant to the Facility. If and when we do sell shares to SZOP, after SZOP has acquired the shares, SZOP may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to SZOP by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to SZOP, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

It is not possible to predict the actual number of shares of Common Stock we may sell to SZOP under the Facility, or the actual gross proceeds resulting from such sales.

Because the purchase price per share to be paid by SZOP for the shares of Common Stock that we may elect to sell to SZOP under the Facility, if any, will fluctuate based on the market prices of our Common Stock at the time we elect to sell shares to SZOP pursuant to the Facility, if any, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any such sales, the number of shares of Common Stock that we will sell to SZOP under the Facility, the purchase price per share that SZOP will pay for shares purchased from us under the Facility, or the aggregate gross proceeds that we will receive from those purchases by SZOP under the Facility.

Moreover, although the Facility provides that we may sell up to an aggregate of $250,000,000 of our Common Stock to SZOP, only 9,207,287 shares of Common Stock are being registered under the Securities Act for resale by SZOP under the Registration Statement. These 9,207,287 shares represent the shares that we may elect to issue and sell to SZOP, without the prior approval of our stockholders and in our sole discretion, from time to time from and after the date that the conditions set forth in the Facility are satisfied.

The Company cannot effect any sales under the Facility and SZOP will not have any obligation to purchase shares of our Common Stock under the Facility to the extent that after giving effect to such purchase and sale the aggregate number of shares of Common Stock issued under the Facility together with any shares of Common Stock issued in connection with any other transaction that may be considered part of the same series of transactions, where the number of shares issued would exceed the number of shares representing 19.99% of the issued and outstanding shares of Common Stock as of the date of the Facility (the “Exchange Cap”), unless the Company has obtained stockholder approval as required for issuance of Common Stock in excess of the Exchange Cap, in accordance with applicable rules of Nasdaq. Accordingly, the Company may not have access to the right to sell the full Commitment to SZOP. As of June 15, 2025, there were 46,434,655 shares of Common Stock outstanding, and therefore the Exchange Cap is 9,282,287 shares of Common Stock. SZOP will not be required to subscribe for any shares of Common Stock under the Facility which, when aggregated with all other shares of Common Stock then beneficially owned by SZOP and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by SZOP and its affiliates to exceed 9.99% of the outstanding voting power or number of the Common Stock.

If, following satisfaction of the conditions set forth in the Facility, we elect to sell to SZOP all of the 9,207,287 shares of Common Stock being registered for resale under the Registration Statement, depending on the market prices of our Common Stock at the time of such sales, the gross proceeds from such sales of all such shares of Common Stock by us to SZOP may be substantially less than the $250,000,000 total purchase commitment available to us under the Facility, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to SZOP shares of Common Stock in excess of the Exchange Cap under the Facility in order to receive additional gross proceeds up to $250,000,000 under the Facility, then for so long as the Exchange Cap continues to apply to the issuances and sales of our Common Stock under the Facility, we must first obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with the applicable Nasdaq listing rules. Additionally, if we elect to issue and sell to SZOP more than the 9,207,287 shares of our Common Stock, we must first file with the SEC one or more additional registration statements to register under the Securities Act for resale by SZOP such additional shares of our Common Stock we wish to sell from time to time under the Facility, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our Common Stock to SZOP under the Facility. There is no assurance that we would obtain the approval of our stockholders to issue shares in excess of the Exchange Cap or that we would be able to register timely the additional shares of Common Stock. Any issuance and sale by us under the Facility of shares of Common Stock in excess of the Exchange Cap could cause additional substantial dilution to our stockholders. The number of shares of our Common Stock ultimately offered for sale by SZOP is dependent upon the number of shares of Common Stock, if any, we ultimately sell to SZOP under the Facility, and the sale of Common Stock under the Facility may cause the trading price of our Common Stock to decline.

We may not have access to the full amount available under the Facility with SZOP. We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct SZOP to purchase up to $250,000,000 worth of shares of our Common Stock in a Regular Purchase from time to time under the Facility over a 24-month period generally in amounts of shares of Common Stock that vary depending on the closing sale price of our Common Stock at the time of sale. Moreover, under certain circumstances as set forth in the Facility, we may, in our sole discretion, also direct SZOP to purchase additional shares of Common Stock in “accelerated purchases” as set forth in the Facility.

Depending on the prevailing market price of our Common Stock, we may not be able to sell shares to SZOP for the maximum $250,000,000 over the term of the Facility. We will need to seek stockholder approval before issuing more than the Exchange Cap limit of 9,282,287 shares of Common Stock under the Facility. There is no assurance we would obtain the approval of our stockholders to issue shares in excess of the Exchange Cap. In addition, SZOP will not be required to purchase any shares of our Common Stock if such sale would result in SZOP’s beneficial ownership of our Common Stock exceeding the Beneficial Ownership Cap (as such term is defined in the Facility) under the Facility. Our inability to access a portion or the full amount available under the Facility, in the absence of any other financing sources, could have a material adverse effect on our business.

The extent we rely on SZOP as a source of funding will depend on a number of factors including the prevailing market price of our Common Stock and the extent to which we are able to raise capital from other sources. Assuming a purchase price of $4.51 per share (which represents the closing price of our Common Stock on July 9, 2025), the purchase by SZOP of the entire 9,207,287 shares of Common Stock issuable under the Facility being registered for resale by SZOP hereunder would result in gross proceeds to us of approximately $41.5 million. If obtaining sufficient funding from SZOP were to prove unavailable or prohibitively dilutive, we will need to secure another source of capital in order to satisfy our working capital needs. Even if we sell all $250,000,000 of shares of our Common Stock to SZOP under the Facility, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy.

Sales of a substantial number of our securities in the public market by the selling stockholders named in our Registration Statement and/or by our existing securityholders could cause the price of our shares of Common Stock to fall.

The selling stockholders named in the Registration Statement can sell, pursuant to prospectus under the Registration Statement, up to 9,282,287 shares of Common Stock constituting approximately 19.88% of our issued and outstanding shares of Common Stock.

Sales of a substantial number of our shares of Common Stock in the public market by such selling stockholders and/or by our other existing securityholders, or the perception that those sales might occur, could depress the market price of our shares of Common Stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our shares of Common Stock and Warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

Item 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., FTAC EMLD Merger Sub Inc. and Fold, Inc. (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on October 7, 2024).

3.1

Third Amended and Restated Certificate of Incorporation of Fold Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).

3.2	Amended and Restated Bylaws of Fold Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 14, 2025).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 14, 2025).
4.3

Warrant Agreement, dated as of December 15, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2021).

4.4	Convertible Note, dated March 6, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025).
10.1^

Equity Purchase Facility Agreement, dated as of June 16, 2025, by and among Fold Holdings, Inc., a Delaware corporation, and SZOP Opportunities I LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-288623) filed with the SEC on July 11, 2025).

10.2^

Registration Rights Agreement, dated as of June 16, 2025, by and among Fold Holdings, Inc., a Delaware corporation, and the SZOP Opportunities I LLC (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-288623) filed with the SEC on July 11, 2025).

10.3†

Waiver, Amendment and Joinder Agreement, dated as of June 16, 2025, by and among Fold Holdings, Inc., a Delaware corporation, and certain holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.4†	Form of Note, dated June 16, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).
10.5	Form of Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).
10.6†

Amendment to Pledge and Security Agreement, dated as June 16, 2025, by and among the Holder, as collateral agent, the Company and other signatories thereto, as debtors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.7†	Form of Guaranty, dated June 16, 2025 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).
10.8#

Severance Agreement, dated July 22, 2025, by and between Fold Inc. and Nicolleta Goncalves (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

†

Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

^

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules, or any section thereof, to the SEC upon request

#	Indicate management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fold Holdings, Inc.

Date: August 12, 2025	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Wolfe Repass
Wolfe Repass
Chief Financial Officer (Principal Accounting Officer)