Form 10-Q
period 2025-09-30
Fold Holdings, Inc.
filed 2025-11-10
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 48,307,642 shares of common stock, $0.0001 par value per share, outstanding.

Intellectual Property

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business, which include the Company’s “F” logo mark, “FOLD”, “FOLD CREDIT CARD”, “FOLD BITCOIN CREDIT CARD”, “FOLD BITCOIN REWARDS CREDIT CARD”, “FOLD DEBIT CARD”, “FOLD BITCOIN DEBIT CARD”, “FOLD BITCOIN REWARDS DEBIT CARD”, “FOLD GIFT CARD”, and “FOLD BITCOIN GIFT CARD”. This document may also include trademarks, service marks and tradenames that are the property of other organizations. Our use or display of any third party’s trademarks, service marks, trade names or products in this document is not intended to, and does not imply, a relationship with, endorsement of or sponsorship by us of, those third parties. Solely for convenience, trademarks, service marks and tradenames referred to in this document may appear without the ®, SM and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks, service marks and tradenames.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Fold Holdings, Inc. (“Fold,” the “Company,” “we,” “our,” and “us”) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “approximately,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

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

•
risks related to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•
volatility in the valuation of bitcoin, which may affect our operating results;
•
changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

•
the implementation, market acceptance and success of our business model;
•
a still-developing and uncertain regulatory landscape;
•
our ability to scale in a cost-effective manner;
•
developments and projections relating to our competitors and industry;
•
our future capital requirements and sources and uses of cash;
•
our ability to obtain funding for its operations;
•
our business, expansion plans and opportunities;
•
our success in retaining or recruiting, or changes required in, officers, key employees or directors; the size of the addressable markets for our products and services;
•
other risks and uncertainties described in this Quarterly Report, including in “Item 1A - Risk Factors”; and
•
those factors in the other documents filed by Fold from time to time with the U.S. Securities and Exchange Commission (“SEC”).

The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Further, when reading this Quarterly Report, you should keep in mind those Risk Factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 28, 2025, as well as the Risk Factors disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed on August 12, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Fold Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$6,663,463	$18,330,359
Accounts receivable, net	289,940	451,455
Inventories	366,049	262,813
Digital assets - rewards treasury	9,295,587	8,569,651
Prepaid expenses and other current assets	2,460,384	687,100
Total current assets	19,075,423	28,301,378
Digital assets - investment treasury	170,392,495	93,568,700
Capitalized software development costs, net	1,188,750	1,000,065
Deferred transaction costs	-	2,784,893
Other non-current assets	309,444	-
Total assets	$190,966,112	$125,655,036

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,051,437	$1,113,552
Accrued expenses and other current liabilities	2,221,132	71,858
December 2024 convertible note, net	-	11,752,905
Customer rewards liability	9,295,587	8,569,651
Deferred revenue	382,983	387,776
Total current liabilities	12,951,139	21,895,742
Deferred revenue, long-term	440,013	487,690
June 2025 convertible note, net	21,644,139	-
March 2025 convertible note - related party	60,750,183	-
Simple Agreements for Future Equity (“SAFEs”)	-	171,080,533
Other non-current liabilities	491,397	-
Total liabilities	96,276,871	193,463,965
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2025 and 10,204,880 shares issued and outstanding at December 31, 2024	-	1,020
Common stock, $0.0001 par value; 600,000,000 shares authorized, 48,720,405 shares issued and 48,018,545 shares outstanding at September 30, 2025 and 5,836,882 shares issued and outstanding at December 31, 2024	4,873	584
Additional paid-in-capital	230,932,280	33,537,989
Accumulated deficit	(136,247,912)	(101,348,522)
Total stockholders’ equity (deficit)	94,689,241	(67,808,929)
Total liabilities and stockholders’ equity	$190,966,112	$125,655,036

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$7,398,939	$5,241,889	$22,662,702	$15,311,724

Operating expenses
Banking and payment costs	6,519,736	5,014,699	20,961,281	14,459,183
Custody and trading costs	244,954	94,791	433,550	144,577
Compensation and benefits	3,728,954	734,193	13,863,551	2,340,838
Marketing expenses	237,625	138,765	1,258,346	219,567
Professional fees	1,294,394	3,171,141	4,353,244	3,446,671
Amortization expense	232,853	88,155	430,761	207,900
(Gain) loss on customer rewards liability	506,796	(74,091)	1,477,444	2,344,103
(Gain) loss on digital assets - rewards treasury	(637,712)	(98,715)	(1,961,803)	(2,639,860)
Other selling, general and administrative expenses	1,211,657	342,110	3,612,533	1,001,612
Total operating expenses	13,339,257	9,411,048	44,428,907	21,524,591
Operating loss	(5,940,318)	(4,169,159)	(21,766,205)	(6,212,867)

Other income (expense)
Gain (loss) on digital assets - investment treasury	10,238,866	729,041	31,203,938	(377,039)
Change in fair value of SAFEs	-	(58,910,897)	(6,503,113)	(59,042,901)
Change in fair value of convertible note	(2,626,932)	-	(14,470,683)	-
Convertible note issuance costs and fees	-	-	(9,569,109)	-
Loss on extinguishment of debt	-	-	(9,612,199)	-
Interest expense	(1,179,216)	-	(4,425,703)	-
Other income	60,961	47,036	247,662	72,203
Other income (expense), net	6,493,679	(58,134,820)	(13,129,207)	(59,347,737)

Net income (loss) before income taxes	553,361	(62,303,979)	(34,895,412)	(65,560,604)
Income tax expense (benefit)	(881)	6,699	3,978	14,567
Net income (loss)	$554,242	$(62,310,678)	$(34,899,390)	$(65,575,171)

Net income (loss) attributable to common stockholders:
Basic	$554,242	$(62,310,678)	$(34,899,390)	$(65,575,171)
Diluted	$554,242	$(62,310,678)	$(34,899,390)	$(65,575,171)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(10.68)	$(0.88)	$(11.23)
Diluted	$0.01	$(10.68)	$(0.88)	$(11.23)
Weighted-average shares used to compute net income (loss) per share:
Basic	46,911,561	5,836,882	39,781,781	5,836,882
Diluted	46,915,361	5,836,882	39,781,781	5,836,882

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	12,364,815	$1,237	7,072,300	$707	$27,825,061	$(36,259,736)	$(8,432,731)
Retroactive application of recapitalization	(2,159,935)	(217)	(1,235,418)	(123)	340	-	-
Net loss	-	-	-	-	-	(65,575,171)	(65,575,171)
Balance at September 30, 2024	10,204,880	$1,020	5,836,882	$584	$27,825,401	$(101,834,907)	$(74,007,902)

Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)
Net loss	-	-	-	-	-	(34,899,390)	(34,899,390)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,544	-	173,824,440
Share based compensation expense	-	-	995,599	100	8,470,832	-	8,470,932
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 closing shares and warrants	-	-	750,000	75	9,569,109	-	9,569,184
Change in fair value of Series C Warrants	-	-	-	-	498,771	-	498,771
Issuance of interest shares	-	-	248,070	25	1,246,627	-	1,246,652
Issuance of placement shares	-	-	75,000	8	353,242	-	353,250
Issuance of common stock			1,151,071	115	3,434,216	-	3,434,331
Balance at September 30, 2025	-	$-	48,720,405	$4,873	$230,932,280	$(136,247,912)	$94,689,241

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(34,899,390)	$(65,575,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	430,756	207,900
Gain on digital assets - rewards treasury	(1,961,803)	(2,639,860)
(Gain) loss on digital assets - investment treasury	(31,203,938)	377,039
Loss on customer rewards liability	1,477,444	2,344,103
Change in fair value of convertible note	14,470,683	-
Convertible note issuance costs and fees	9,569,109	-
Loss on extinguishment of debt	9,612,199	-
Amortization of debt issuance costs	122,902	-
Amortization of debt discount and premium	768,225	-
Change in fair value of SAFEs	6,503,113	59,042,901
Share-based compensation expense	8,470,932	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	161,515	8,710
Inventories	(103,236)	(49,789)
Prepaid expenses and other current assets	581,100	(3,313)
Accounts payable	(104,846)	1,602,479
Accrued expenses and other current liabilities	2,413,679	49,508
Customer reward liability	1,826,398	1,323,384
Deferred revenue	(52,470)	(81,116)
Other non-current liabilities	491,397	-
Net cash used in operating activities	(11,426,231)	(3,393,225)

Cash flows from investing activities
Purchases of digital assets	(3,138,623)	(1,306,064)
Proceeds from sales of digital assets	-	104,868
Payments for capitalized software development costs	(619,446)	(510,051)
Net cash used in investing activities	(3,758,069)	(1,711,247)

Cash flows from financing activities
Proceeds from recapitalization	804,600	-
Payments of deferred IPO costs	(652,013)	-
Proceeds received from SAFE financings	-	8,000,000
Payment of debt issuance costs	(113,320)	-
Proceeds from issuance of common stock	3,478,137	-
Net cash provided by financing activities	3,517,404	8,000,000

Net (decrease) increase in cash and cash equivalents	(11,666,896)	2,895,528
Cash and cash equivalents, beginning of period	18,330,359	1,491,544
Cash and cash equivalents, end of period	$6,663,463	$4,387,072

Non-cash investing and financing activities
Proceeds from SAFE financings received in digital assets	$-	$64,106,134
Non-cash payment of interest with common stock	1,246,667	-
Distributions of digital assets to fulfill customer reward redemptions	2,577,906	2,628,920
Distributions of digital assets to satisfy other current obligations	184,983	55,404
Recapitalization	173,019,904	-
Proceeds from convertible debt received in digital assets - related party	43,965,525	-
Change in fair value of Series C Warrants included in loss on extinguishment	498,771	-
Non-cash amortization of deferred issuance costs	43,806
Distributions of digital assets for prepaid interest - related party	2,313,975	-

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, references to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger (as such terms are defined below).

Background and Business Combination

Fold Holdings, Inc. is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers an FDIC insured checking account through Sutton Bank, a prepaid Visa debit card (the "Fold Debit Card"), bill payments, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees, instant withdrawals, and insured custody. By integrating bitcoin across traditional financial services, the Company acts as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold mobile application (the “Fold App”).

On July 24, 2024, Fold, Inc. ("Fold Predecessor") entered into a definitive agreement (the “Merger Agreement”) with FTAC Emerald Acquisition Corp. (“FTAC Emerald”), a publicly-traded special purpose acquisition company, providing for a proposed business combination (the “Merger”). The registration statement for the Merger was declared effective by the SEC on January 23, 2025, the Merger was approved by FTAC Emerald’s shareholders on February 13, 2025, and the Merger was consummated on February 14, 2025 (the "Closing"). Following the Merger, FTAC Emerald changed its name to Fold Holdings, Inc. and effectively assumed all of Fold Predecessor's material operations. The combined company now operates under the name Fold Holdings, Inc., and its common stock, par value $0.0001 per share ("Common Stock") and warrants trade on the Nasdaq under the ticker symbols “FLD” and “FLDDW,” respectively. The Company is a remote-first company and does not designate a physical headquarters.

Liquidity and capital resources

As of September 30, 2025, the Company had cash and cash equivalents of $6.7 million and positive working capital of $6.1 million. The Company has a history of net operating losses, including net operating losses of $5.9 million for the three months ended September 30, 2025 and $21.8 million for the nine months ended September 30, 2025. The Company has an accumulated deficit of $136.2 million as of September 30, 2025. Of that amount, $98.0 million relates to fair value adjustments on the Company's SAFE notes, $9.6 million relates to loss on extinguishment of debt, and $14.5 million relates to fair value adjustments on convertible debt instruments.

As of September 30, 2025, the Company held 1,494 bitcoin in our Investment Treasury (as defined below), valued at $170.4 million based on the price of bitcoin as of that date. Of that amount, 800 bitcoin, valued at $91.3 million, were restricted from use as operating capital and served as collateral for our convertible notes. Our Investment Treasury is considered a long-term investment and we do not believe we will need to sell or engage in other transactions with respect to any of our Investment Treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Investment Treasury as part of treasury management operations.

As of September 30, 2025, we held 81 bitcoin in our Rewards Treasury (as defined below), valued at $9.3 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of September 30, 2025, the Company had $66.3 million in principal debt outstanding in the form of two convertible notes. The June 2025 Amended Investor Note (as defined below) has a principal due of $20.0 million and is convertible into Common Stock at a conversion price of $9.00 per share. Refer to Note 10 for further details regarding the June 2025 Amended Investor Note and the amendment of its predecessor, the December 2024 Initial Investor Note (as defined below). The June 2025 Amended Investor Note is secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and will mature on February 14, 2028. The March 2025 Investor Note has a principal balance of $46.3 million and is convertible into Common Stock at a price of $12.50 per share. This note is secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and will mature on March 6, 2030. On the maturity date, the Company shall transfer to the investor the balance of any bitcoin not previously released to the Company upon

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the March 2025 Investor Note. Refer to Note 10 for further information regarding the conversion features of the convertible notes.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility (for further information, see Part II, Item 1A - Risk Factors). The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital and general corporate purposes. As of September 30, 2025, the Company sold 1.15 million shares of Common Stock pursuant to the Facility for gross proceeds of $3.48 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 for further information.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Facility, and digital assets received through September 30, 2025, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Estimates, judgments, and assumptions in these financial statements include, but are not limited to, those related to the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of stock-based compensation; the useful lives and impairment assessment of long-lived assets; the fair value of convertible notes; allowance for credit losses; the fair value of customer reward liability derivative instruments; the fair value of Simple Agreements for Future Equity (“SAFEs”); and loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.

Segment information

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the nine months ended September 30, 2025 and 2024, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

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

Capitalized software development costs consisted of the following:

	September 30, 2025	December 31, 2024
Capitalized software, gross	$1,989,565	$1,486,228
Less: accumulated amortization	(800,815)	(486,163)
Capitalized software, net	$1,188,750	$1,000,065

The gross carrying amount of internally developed software costs that had been capitalized but not placed into service is as follows:

	September 30, 2025	December 31, 2024
Capitalized software not placed into service	$269,540	$348,058

The Company recorded amortization expense on capitalized software development costs placed into service in the amount of $0.2 million and $0.1 million during the three months ended September 30, 2025 and 2024, and $0.4 million and $0.2 million during the nine months ended September 30, 2025 and 2024, respectively. Amortization expense during the three and nine months ended September 30, 2025, included $0.1 million and $0.1 million, respectively, of expense related to the write-off and abandonment of projects. Amortization expense during the three and nine months ended September 30, 2024 did not include any write-offs related to the abandonment of projects.

Customer rewards liability

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

Revenue Rewards are considered earned at the time of the qualifying spend transaction. Revenue Rewards are immediately available for redemption by the user, except for those related to Fold Debit Card transactions which cannot be redeemed until after a 30-day settlement period. Marketing Rewards are earned and available immediately upon the performance of a qualifying action by the user. To redeem available rewards, a user may request a withdrawal to a personal bitcoin wallet.

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

Derivatives

As our customer rewards liability results in an obligation to deliver a fixed amount of digital assets in the future, the Company has determined that it meets the definition of a derivative and marked it to fair value as discussed above. The Company has not designated this derivative instrument as a hedging instrument. As of September 30, 2025 and December 31, 2024, the notional amount of the customer rewards liability outstanding was 81 and 92 bitcoin, respectively, and the derivative instrument was valued at $9.3 million and $8.6 million, respectively, within 'Customer rewards liability' on our accompanying balance sheets. The Company recorded a loss of $0.5 million and a gain of $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and losses of $1.5 million and $2.3 million during the nine months ended September 30, 2025 and 2024, respectively. For more detail on the fair value measurement of this derivative instrument, refer to Note 15.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

In January 2025, the FASB issued ASU 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) which clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s financial statements.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-05 on its consolidated financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its consolidated financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

3. RECAPITALIZATION

As described in Note 1, on February 14, 2025, Fold Predecessor closed the Merger pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, FTAC Emerald purchased from the legacy stockholders of Fold Predecessor all of the issued and outstanding equity interests of Fold Predecessor for $372.0 million, which was paid to the legacy stockholders of Fold Predecessor in the form of approximately 34.1 million shares of Common Stock. The 34.1 million shares of Common Stock is inclusive of the conversion of all SAFE notes and preferred stock which were converted as part of the Merger. In connection with the Merger, FTAC Emerald was renamed “Fold Holdings, Inc.” and Fold Predecessor continued as a wholly owned subsidiary of Fold Holdings, Inc.

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

Share and per share information for all periods prior to the Merger have been retrospectively adjusted by the exchange ratio established in the Merger (“Exchange Ratio”) for the equivalent number of shares of Common Stock outstanding immediately after the Merger to effect the reverse recapitalization. Refer to Note 17 for further information.

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

The number of shares of Common Stock of Fold Holdings, Inc. issued immediately following the consummation of the Merger was as follows:

Shares by Type	Number of shares
FTAC Emerald total shares outstanding prior to the Merger	14,237,038
Less: Redemption of FTAC Emerald shares	(3,304,183)
Class A Shares of FTAC Emerald	10,932,855
Shares issued for Fold Common Stock	34,067,810
Exercise of Series B warrants	500,000
Issuance of March 2025 Closing Shares	750,000
Total Shares of Common Stock outstanding	46,250,665

Fold Holdings, Inc. incurred transaction costs related to the Merger of approximately $14.0 million, which are included as a reduction to additional paid in capital on the condensed balance sheets. In connection with the closing of the Business Combination, the Company received net cash proceeds of $0.8 million from the FTAC Emerald trust account, net of transaction expenses and redemptions.

4. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue stream	2025	2024	2025	2024
Banking and payment revenues	$7,054,195	$5,211,631	$21,897,376	$15,252,865
Custody and trading revenues	346,478	31,067	739,933	62,340
Other revenues	866	335	63,017	358
Less: Sales returns and allowances	(2,600)	(1,144)	(37,624)	(3,839)
Revenues, net	$7,398,939	$5,241,889	$22,662,702	$15,311,724

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $0.4 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of September 30, 2025 and December 31, 2024, the contract liability related to our deferred subscription revenues was $0.3 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was $0.5 million and $0.6 million, respectively.

The activity in deferred revenue for the nine months ended September 30, 2025 and the year ended December 31, 2024, was as follows:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Beginning of the period contract liability	$875,466	$1,012,010
Revenue recognized from the contract liabilities included in the beginning balance	(402,853)	(442,045)
Increases due to cash received net of amounts recognized in revenue during the period	350,383	305,501
End of period contract liability	$822,996	$875,466

Contract costs

For the three and nine months ended September 30, 2025 and 2024, we did not incur any incremental costs to obtain and/or fulfill contracts with customers.

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

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	September 30, 2025	December 31, 2024
Rewards treasury (USD)	$9,295,587	$8,569,651
Investment treasury (USD)	170,392,495	93,568,700
Total bitcoin treasury (USD)	$179,688,082	$102,138,351

	September 30, 2025	December 31, 2024
Rewards treasury (BTC)	81	92
Investment treasury (BTC)	1,494	1,002
Total bitcoin treasury (BTC)	1,575	1,094

As of September 30, 2025 and December 31, 2024, the Company held 1,575 and 1,094 bitcoin, respectively, with an aggregate cost of $114.3 million and $67.9 million, respectively. As of September 30, 2025, 800 bitcoin are restricted from use in operations under collateral agreements related to our convertible notes. Refer to Note 10 for further details.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2024	$5,333,384	$82,631	$5,416,015
Purchases of bitcoin	1,187,899	118,165	1,306,064
Disbursements of bitcoin (1)	(2,684,324)	-	(2,684,324)
Proceeds from SAFE financings received in bitcoin	-	64,106,134	64,106,134
Proceeds from sale of bitcoin	(104,868)	-	(104,868)
Remeasurement gain (loss) on bitcoin	2,639,860	(377,039)	2,262,821
Bitcoin held at September 30, 2024	$6,371,951	$63,929,891	$70,301,842
Purchases of bitcoin	560,305	14,194	574,499
Disbursements of bitcoin (1)	(1,355,787)	-	(1,355,787)
Remeasurement gain (loss) on bitcoin	2,993,182	29,624,615	32,617,797
Bitcoin held at December 31, 2024	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	1,484,291	1,654,332	3,138,623
Bitcoin received from March 2025 Investor Note (2)	-	43,965,525	43,965,525
Disbursements of bitcoin (1)	(2,762,889)	-	(2,762,889)
Other bitcoin	42,731	-	42,731
Remeasurement gain (loss) on bitcoin	1,961,803	31,203,938	33,165,741
Bitcoin held at September 30, 2025	$9,295,587	$170,392,495	$179,688,082

(1) Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations or to satisfy other current obligations.

(2) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 10 for additional details.

The remeasurement gain of $10.9 million recognized on the digital assets balances for the three months ended September 30, 2025 consisted of a realized gain of $0.9 million and an unrealized gain of $10.0 million. The remeasurement gain of $0.8 million recognized on the digital assets balance for the three months ended September 30, 2024 consisted of a realized gain of $0.4 million and an unrealized gain of $0.4 million.

The remeasurement gain of $33.2 million recognized on the digital assets balances for the nine months ended September 30, 2025 consisted of a realized gain of $2.0 million and an unrealized gain of $31.2 million. The remeasurement gain of $2.3 million recognized on the digital assets balance for the nine months ended September 30, 2024 consisted of a realized gain of $1.9 million and an unrealized gain of $0.4 million.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid interest	$1,084,129	$-
Prepaid expenses	1,151,307	509,547
Other receivables	219,554	177,528
Interest receivable	5,394	25
Total	$2,460,384	$687,100

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

7. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2024	$5,333,384
Rewards earned by customers	1,469,239
Reward fulfilments (1)	(2,628,920)
Expired rewards	(145,855)
Remeasurement (gain) loss on customer rewards liability	2,344,103
Balance at September 30, 2024	$6,371,951
Rewards earned by customers	699,236
Reward fulfilments (1)	(1,319,625)
Expired rewards	(57,583)
Remeasurement (gain) loss on customer rewards liability	2,875,672
Balance at December 31, 2024	$8,569,651
Rewards earned by customers	2,029,331
Reward fulfilments (1)	(2,577,906)
Expired rewards	(202,933)
Remeasurement (gain) loss on customer rewards liability	1,477,444
Balance at September 30, 2025	$9,295,587

(1) Rewards fulfilments represent amounts that were distributed to customers to fulfill customer rewards obligations.

8. RELATED PARTIES

During the nine months ended September 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with SATS Credit Fund LP, pursuant to which the Company issued to SATS Credit Fund LP a convertible note in the aggregate principal amount of approximately $46.3 million. Refer to Note 10 for further details. The Securities Purchase Agreement and the transactions contemplated thereby were approved by the audit committee and the board of directors of the Company specifically in light of certain related party components, including that the SATS Credit Fund LP is a private investment fund raised and managed by Ten31, LLC, which is an affiliate of Dr. Jonathan Kirkwood, a member of Fold's Board of Directors. Dr. Kirkwood recused himself from the board of directors’ approval of the Securities Purchase Agreement and the related transactions.

During the year ended December 31, 2024, the Company entered into a SAFE with Thesis Inc., a principal shareholder of the Company, totaling $1.0 million.

During the three and nine months ended September 30, 2025, the Company recognized nominal amounts of revenue related to merchant offers purchased by Thesis Inc.

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

As of and for the nine months ended September 30, 2025 and the year ended December 31, 2024, the fair value of the SAFEs was $0 and $171.1 million, respectively. The remeasurement of SAFEs due to change in fair value resulted in an increase of $0 million and $59.0 million of the liability during the three months ended September 30, 2025 and 2024, respectively. The remeasurement of the SAFEs due to change in fair value resulted in an increase in the liability of $6.5 million and $59.0 million during the nine months ended September 30, 2025 and 2024, respectively. Refer to Note 15 for further details on the fair value measurement of the SAFEs.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

During the year ended December 31, 2024, Fold Predecessor entered into SAFEs with various investors with aggregate gross proceeds of $72.1 million. Three of the SAFEs (the “Bitcoin SAFEs”) issued during 2024, totaling $64.1 million, were funded with bitcoin that the Company held in treasury as of September 30, 2025.

10. CONVERTIBLE NOTES AND WARRANTS

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The December 2024 Initial Investor Note and June 2025 Amended Investor Note

	September 30, 2025	December 31, 2024
December 2024 Initial Investor Note	$-	$20,000,000
June 2025 Amended Investor Note	20,000,000	-
Convertible debt, gross	$20,000,000	$20,000,000
Less:
Debt discount, net of amortization	-	6,636,805
Debt issuance costs, net of amortization	100,975	1,610,290
Add:
Amended debt premium, net of amortization	1,745,114	-
Convertible debt, net	$21,644,139	$11,752,905
Less: Current portion of long-term debt	-	11,752,905
Amended December 2024 convertible note, net - long-term	$21,644,139	$-

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

On June 16, 2025, the Company entered into a Waiver, Amendment and Joinder Agreement with Fold, Inc. and the investor to, among other things, amend the December 2024 SPA (as amended, the "Amended December 2024 SPA"). The terms of the Waiver and Amendment Agreement provide for administrative changes and (1) the extension of the Expiration Date of the Series C Warrant from February 14, 2026 to August 14, 2026; (2) a reduction of the Conversion Price of the Note (as defined therein) to $9.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events after the date of the Waiver and Amendment Agreement); and (3) a reduction of the Exercise Price of the Series C Warrant (as defined therein) to $9.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events after the date of the Waiver and Amendment Agreement).

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

In accordance with ASC 470-50-40-6, the Company derecognized the original debt instrument and recognized an amended note as a new debt instrument at its fair value as of the modification date, reflecting the updated terms. As of June 15, 2025 the net carrying amount of the extinguished note was approximately $12.8 million, resulting in the Company recognizing a loss on the extinguishment of debt of $9.6 million in the condensed statement of operations, which is comprised of the original debt's unamortized debt discount of $5.8 million, the original debt's unamortized debt issuance costs of $1.4 million, the amended debt premium of $2.0 million and $0.5 million of additional paid-in capital related to the change in the fair value of the Series C warrants due to the change in exercise price, as noted above. The fair value of the amended note at the date of modification was estimated to be $22.0 million.

As of September 30, 2025, the principal amount outstanding under the June 2025 Amended Investor Note was $20.0 million. The December 2024 Initial Investor Note and the June 2025 Amended Investor Note are secured by Fold’s assets as collateral, including 300 bitcoin held within Fold’s digital asset Investment Treasury. The Company has included the net balance of the June 2025 Amended Investor Note within non-current liabilities, as the maturity date of the instrument is February 14, 2028.

The Company has accounted for the December 2024 Initial Investor Note and the Investor Warrants using the relative fair value allocation method on the date of issuance. The estimated fair values of the December 2024 Initial Investor Note and Investor Warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's Common Stock as of the issuance date. The Company has elected not to subsequently remeasure the convertible note. Further, the Company concluded that the ability to issue the Additional Investor Note is separately exercisable from the December 2024 Initial Investor Note and the Investor Warrants. Each of the Investor Notes will be sold at an original issue discount of 5%.

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

The Company recorded interest expense under the June 2025 Amended Investor Note using a stated interest rate of 12% per annum, as well as the amortization of the debt premium and debt issuance costs, which the Company computed using the effective interest method. Total interest expense recognized related to the June 2025 Amended Investor Note for the three months ended September 30, 2025 was $0.4 million, comprised of contractual interest expense of $0.6 million and $0.2 million of amortization of the debt premium and debt issuance costs. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the nine months ended September 30, 2025 was $1.6 million, comprised of contractual interest expense of $1.8 million and $0.2 million of amortization of the debt premium and debt issuance costs. Interest is calculated on the basis of a 360-day year and is payable quarterly in cash or paid-in-kind in shares of Common Stock.

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

The June 2025 Amended Investor Note provides for certain events of default, including, among other things, any breach of the covenants described in the Amended December 2024 SPA. In connection with an event of default, the investor may require the Company to redeem all or any portion of the June 2025 Amended Investor Note at a premium as set forth in the June 2025 Amended Investor Note. The Company is also subject to certain customary affirmative and negative covenants regarding the rank of the June 2025 Amended Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. As of September 30, 2025, the Company was in compliance with all covenants and there have been no events of default during the period.

The March 2025 Investor Note

	September 30, 2025	December 31, 2024
March 2025 Investor Note	$46,279,500	$-
Fair value adjustment	$14,470,683	-
March 2025 investor note - related party	$60,750,183	$-

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

As of September 30, 2025, the principal amount outstanding under the March 2025 Investor Note was $46.3 million and the fair value was $60.8 million. The aggregate principal amount outstanding under the March 2025 Investor Note, plus accrued and unpaid interest, is convertible at any time, at the investor’s option, into shares of the Company’s Common Stock at an initial fixed conversion price of $12.50 per share, subject to certain adjustments and alternative conditions. The Company also has a forced conversion right, which is exercisable on the occurrence of certain conditions set forth in the note, pursuant to which it can cause a portion of the unpaid and outstanding note to be converted into shares of the Company's Common Stock at the Conversion Price. Specifically, the March 2025 Investor Note has six triggering events which occur when the Company's stock price is greater than or equal to $15.00 through $40.00. Upon the occurrence of each triggering event, the March 2025 Investor Note will automatically convert into the specified number of shares outlined by each individual triggering event.

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

The Company has elected to account for the March 2025 Investor Note using the fair value option and will remeasure the March 2025 Investor Note at each reporting period. As of the date of issuance, the fair value of the March 2025 Investor Note was $59.0 million which exceeded the proceeds received of $46.3 million. The $12.8 million excess of the fair value over the net proceeds received has been recorded as a loss within the condensed statements of operations for the nine months ended September 30, 2025.

During the three months ended and nine months ended September 30, 2025, the Company recorded a $2.6 million loss and $1.7 million loss due to changes in fair value of the March 2025 Investor Note.

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

The March 2025 Investor Note will accrue interest at a rate of 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share. Total interest expense recognized related to the March 2025 Investor Note for the three months ended and nine months ended September 30, 2025 was $0.5 million and $1.2 million, respectively. Pursuant to the March 2025 SPA, the Company prepaid one year of interest in the form of 25 bitcoin and will amortize that prepaid interest through March 31, 2026. The prepaid interest has been recorded within prepaid expenses and other current assets on the condensed balance sheet. Beginning April 1, 2026, interest will be calculated on the basis of a 360-day year and stated interest rate of 7% per annum. Interest is payable quarterly in paid-in-kind shares of Common Stock.

The March 2025 Investor Note provides for certain events of default. In connection with an event of default, the investor may require the Company to redeem all or any portion of the March 2025 Investor Note by returning to the Holder (as defined therein) the amount of Bitcoin Collateral (as defined therein) that has not previously been released to the Company in connection with the conversion of the principal into shares of Common Stock. The Company is also subject to certain customary affirmative and negative covenants regarding the rank of the March 2025 Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, distributions or redemptions, the transfer of assets, and the maturity of other indebtedness, among other customary matters. As of September 30, 2025, the Company was in compliance with all covenants and there have been no events of default during the period.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

11. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of Common Stock at a par value of $0.0001 per share. As of September 30, 2025, the Company had 48.7 million shares of Common Stock issued and 48.0 million shares of Common Stock outstanding. As of September 30, 2024, the Company had 5.8 million shares of Common Stock issued and outstanding. Any dividends declared on Common Stock will be subordinated to dividends on any outstanding preferred shares. Holders of Common Stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of September 30, 2025, the Company had no shares of preferred stock issued and outstanding. As of September 30, 2024, Fold Predecessor had 10.2 million shares of convertible preferred stock issued and outstanding. Refer to Note 3 for additional details on the conversion of preferred stock as part of the recapitalization.

Warrants

As of September 30, 2025, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00. As of September 30, 2024, Fold Predecessor did not have any equity-classified warrants outstanding.

2025 Employee Share Purchase Plan

Effective as of the Merger, the Board of Directors adopted the Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 1,216,254 shares of the Company's Common Stock were reserved for issuance. The ESPP allows eligible employees to purchase shares of Common Stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or offering limitations. On August 1, 2025, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved a series of successive offerings under the ESPP, each consisting of consecutive six-month offering periods with the initial offering period beginning on September 1, 2025 and ending on February 28, 2026. A new offering period will automatically commence on March 1, 2026, unless cancelled or modified.

On the purchase date of each offering (that is, the last date of the offering period), eligible employees have the option to purchase (with accumulated payroll deductions) Common Stock at a price per share equal to 85% of the lesser of (i) the fair market value of the Common Stock on the enrollment date (that is, the first date of the offering period) or (ii) fair market value of a share of Common Stock on the purchase date of the offering. The estimated fair value of shares to be issued under our ESPP is calculated under the Black-Scholes model, as of the grant date.

As of September 30, 2025, employee payroll deductions had begun and the purchase date for the initial offering period will occur on February 28, 2026.

2025 Equity Line of Credit

On June 16, 2025, the Company entered into an Equity Purchase Facility Agreement (the “Facility”, “ELOC”) and a Registration Rights Agreement, each with SZOP Opportunities I LLC. Pursuant to the Facility, the Company has the right to sell to the investor up to the lesser of (i) $250.0 million of newly issued Fold Common Stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the ELOC), from time to time during the 24-month term of the Facility. The execution and timing of sales of Common Stock pursuant to the ELOC are solely at the option of the Company, and the Company is under no obligation to sell any securities to the investor under the Facility. The total number of shares to be sold to the investor is limited to the extent that the shares would not result in the investor and its affiliates having shares in excess of the beneficial ownership limitation of 9.99%. The purchase price of shares sold to the investor will be equal to 97% or 92% of the volume weighted average price on the trading day the shares are put to the investor with a Regular Advance Notice or an Accelerated Advance Notice, respectively (in each case as defined in the ELOC). The Company determined that the right to sell shares of the Company’s Common Stock to the investor pursuant to the ELOC represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one to two business days. The Company began delivering

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Advance Notices (as defined in the ELOC) under the Facility in September 2025. During the three months ended September 30, 2025, the Company sold 1.15 million shares of Common Stock to the investor pursuant to the Facility for gross proceeds of $3.48 million, and recognized a nominal amount amortization related to deferred issuance costs.

12. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold Predecessor historically granted Restricted Stock Awards ("RSAs") and Restricted Stock Units (“RSUs”) under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted a new 2025 Incentive Award Plan (the "2025 Equity Plan") as well as the ESPP which became effective immediately on the date of the Merger. See Note 11 for further information regarding the Company's ESPP. Collectively, these plans are referred to as the "Equity Plans".

Following the Merger, no further awards may be granted under the 2019 Equity Plan; however, awards granted under that plan will remain subject to the terms and conditions of the 2019 Equity Plan. Under the 2025 Equity Plan, an aggregate number of shares equal to the sum of (i) 10% of the fully-diluted shares of Fold Holdings, Inc. Common Stock as of the Closing, (ii) the number of shares that remained available for issuance under the 2019 Equity Plan as of the Closing and (iii) the number of shares that were subject to awards under the 2019 Plan as of the Closing and which, following the Closing, became available for grant under the 2025 Equity Plan, were initially reserved under the 2025 Equity Plan.

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, RSAs, Stock Appreciation Rights, RSUs, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and unsecured right to receive shares of Common Stock (or cash or a combination of shares of Common Stock and cash, as determined in the sole discretion of the Board) upon settlement of the Award. RSAs are Awards of restricted shares of Company Common Stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of September 30, 2025, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plans.

Restricted Stock Units

Prior to the Merger, Fold Predecessor's RSUs had two vesting conditions: a service condition that is typically satisfied based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement (though some RSUs have been granted with different service-vesting schedules, including without the one-year cliff), and a performance condition related to the consummation of a liquidity event defined in the award agreements as the first to occur of a change of control or the first sale of Common Stock pursuant to an IPO. The Merger with FTAC Emerald on February 14, 2025 was deemed to have satisfied the performance condition criteria. Following the Merger, the Company's RSUs are subject to vesting requirements of each individual Award grant, which will typically include only a service condition based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement.

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

The Company recognized $1.6 million and $8.5 million of share-based compensation expense for the three and nine months ended September 30, 2025. $4.4 million of share-based compensation expense was immediately recognized due to the performance condition deemed being satisfied on February 14, 2025. As the performance condition was not met as of September 30, 2024, no share-based compensation was recognized for the three and nine months ended September 30, 2024. There was $15.5 million of unrecognized shared-based compensation expense related to unvested awards as of September 30, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 3.17 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded no share-based compensation expense for the three months ended September 30, 2025 and September 30, 2024, respectively, and no share-based compensation expense related to RSAs for the nine months ended September 30, 2025 and September

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

30, 2024. There was no material unrecognized compensation expense related to RSAs as of September 30, 2025 or September 30, 2024. There were not any additional RSAs granted during the three or nine months ended September 30, 2025 or September 30, 2024. Share-based compensation expense for RSAs is included in compensation and benefits in the accompanying statements of operations.

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

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the nine months ended September 30, 2025 and 2024:

	RSUs	RSAs
Shares nonvested at January 1, 2025	2,098,620	17,270
Granted	3,426,086	-
Vested	(1,650,367)	(17,270)
Forfeited	(149,281)	-
Shares nonvested at September 30, 2025	3,725,058	-

	RSUs	RSAs
Shares nonvested at January 1, 2024	1,271,784	124,176
Granted	830,752	-
Vested	-	(82,759)
Forfeited	(3,095)	-
Shares nonvested at September 30, 2024	2,099,441	41,417

13. COMMITMENTS AND CONTINGENCIES

401(k) Plan

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended September 30, 2025 and 2024, we recorded a nominal amount of expense related to the 401(k) plan, which is included in compensation and benefits in the accompanying statements of operations. For the nine months ended September 30, 2025 and 2024, we recorded $0.1 million and a nominal amount of expense related to the 401(k) plan, respectively, which is included in compensation and benefits in the accompanying statements of operations.

June 2025 Amended Investor Note

The June 2025 Amended Investor Note contains a provision akin to a time-value make-whole provision wherein the investor will receive a special interest payment of $10.0 million, payable at maturity or conversion of the note, less any prior interest payments made to the investor before that date. We have estimated the additional minimum liability to be $2.4 million at maturity. We have recorded an additional $0.5 million of accrued interest as of September 30, 2025, and will continue to accrue ratably over the next three years to maturity to reflect the special interest.

Litigation

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) seeks avoidance and recovery of alleged preferential transfers. While the outcome of this proceeding cannot be predicted with certainty, the Company does not presently expect this matter to have a material adverse effect on its consolidated financial position, liquidity, capital resources, or annual results of operations.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

From time to time, the Company may be subject to other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our consolidated financial position, liquidity, capital resources, or annual results of operations.

14. INCOME TAXES

During the three and nine months ended September 30, 2025, the Company had net income and a net loss before income taxes of $0.6 million and $34.9 million, respectively, and a nominal amount of income tax benefit and expense. During the three and nine months ended September 30, 2024, the Company had losses before income taxes of $62.3 million and $65.6 million, respectively, and a nominal amount of income tax expense. For the three and nine months ended September 30, 2025, the Company recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes. For the three and nine months ended September 30, 2024, Fold Predecessor recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes.

As of September 30, 2025, the Company has federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Section 382 imposes an annual limitation on the amount of taxable income that can be offset by NOLs following a greater than 50% ownership change by 5% shareholders over a rolling six-year period. As of September 30, 2025, the Company has not completed a study to assess Section 382. Until this analysis is complete, no assurance can be given that the Company will be able to fully utilize its NOL carryforwards. If a limitation is determined to apply, it could materially impact the Company’s ability to offset future taxable income and reduce future cash tax obligations. The Company will update this disclosure in future filings as more information becomes available.

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

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$179,688,082	$179,688,082	$-	$-
Total assets	$179,688,082	$179,688,082	$-	$-

Liabilities:
Customer rewards liability	$9,295,587	$-	$-	$9,295,587
March 2025 Investor Note	60,750,183	-	-	60,750,183
Total liabilities	$70,045,770	$-	$-	$70,045,770

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$102,138,351	$102,138,351	$-	$-
Total assets	$102,138,351	$102,138,351	$-	$-

Liabilities:
Customer rewards liability	$8,569,651	$-	$-	$8,569,651
SAFEs	171,080,533	-	-	171,080,533
Total liabilities	$179,650,184	$-	$-	$179,650,184

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and deferred revenue approximate their fair values due to their short-term nature.

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of September 30, 2025 and December 31, 2024.

Customer rewards liability

The customer reward liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of September 30, 2025 and December 31, 2024, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended September 30, 2025 and 2024 was 10%.

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

Prior to conversion, the estimated fair value of the SAFEs (refer to Note 9) was determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios, including: (i) equity financing, with conversion of the SAFEs into a number of shares of convertible preferred stock at the lower of the post-money valuation cap price or discount price, (ii) a liquidity event (change of control, direct listing, or an initial public offering) with mandatory conversion to Common Stock at the lower of the post-money valuation cap price or discount price and (iii) a dissolution event, with SAFE holders automatically entitled to receive cash payments equal to the purchase amount, prior to and in preference to any distribution of any assets or surplus funds to the holders of convertible preferred and Common Stock. The combined value of the probability-weighted average of those outcomes was then discounted back to each reporting period in which the SAFEs are outstanding, in each case based on a risk-adjusted discount rate estimated to set the probability-weighted sum of each scenario to the purchase price. The discount rate at each valuation date was adjusted by the change in the USD CCC bond rate to reflect the market movement between the issuance date and valuation date. Additionally, in Fold Predecessor's estimate of the fair value of the Bitcoin SAFEs, the then current value of bitcoin was used as an estimate of the future value of a BTC-denominated payout. If there is not a Liquidity Event, the SAFE would have resulted in the repayment of the bitcoin contributed at the issuance of the note. To value this scenario, which was weighted at a 9% probability, Fold Predecessor considered the value of the underlying bitcoin as of the valuation date, reflecting an estimate of the future price.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

The following table summarizes the changes in fair value associated with Level 3 SAFE financial instruments held at the beginning or end of the periods presented:

SAFEs
Balance at January 1, 2024	$10,601,545
Proceeds from issuances of SAFEs	72,106,134
Change in fair value of SAFEs	59,042,901
Balance at September 30, 2024	$141,750,580
Proceeds from issuances of SAFEs	-
Change in fair value of SAFEs	29,329,953
Balance at December 31, 2024	$171,080,533
Proceeds from issuances of SAFEs	-
Change in fair value of SAFEs	6,503,113
Conversion of SAFEs	(177,583,646)
Balance at September 30, 2025	$-

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

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Convertible Note
Balance at December 31, 2024	$-
Additions	46,279,500.00
Fair value adjustment - day one loss on issuance of debt	12,753,994.00
Fair value adjustment - change in fair value	1,716,689.00
Balance at September 30, 2025	$60,750,183

The following table summarizes the significant inputs which the fair value measurements associated with the convertible note was determined:

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	As of September 30, 2025	As of December 31, 2024
Risk-free rate (continuously compounded)	3.64%	-
Fold volatility (annual)	99.71%	-
Bitcoin volatility (annual)	56.87%	-
Note term	4.43 Years	-
Fold stock price	$3.86	-
Bitcoin price	$114,056.09	-
Correlation (Fold and Bitcoin)	0.4062	-
Conversion price	$12.50	-
Dividend yield (annual)	0.00%	-

16. CUSTODY OF DIGITAL ASSETS

We provide custody services on behalf of our customers through unrelated third-party service providers, who are qualified custodians. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodians used by Fold hold our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the nine months ended September 30, 2025 or year ended December 31, 2024.

The fair value of customer digital assets held by our qualified custodians totaled $26.0 million and $13.9 million at September 30, 2025 and December 31, 2024, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $26.0 million and $13.9 million at September 30, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at September 30, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

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

As described in Note 3, the Company accounted for the Merger as a reverse recapitalization. Net loss per share calculations for all periods prior to the Merger have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Merger to effect the reverse recapitalization. The Exchange Ratio was calculated as the quotient of (a) the Aggregate Merger Consideration (as defined in the Agreement and Plan of Merger attached as Exhibit 2.1 hereto), divided by (b) the number of shares of Fold Fully Diluted Capital Stock (as defined in the Agreement and Plan of Merger attached as Exhibit 2.1 hereto). Subsequent to the Merger, net loss per share is calculated based on the weighted average number of shares of Common Stock outstanding.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income (loss) per share:
Numerator:
Net income (loss)	$554,242	$(62,310,678)	$(34,899,390)	$(65,575,171)
Net income (loss) attributable to common stockholders, basic and diluted	$554,242	$(62,310,678)	$(34,899,390)	$(65,575,171)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted	46,911,561	5,836,882	39,781,781	5,836,882
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.01	$(10.68)	$(0.88)	$(11.23)

The following potential Common Stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible preferred stock	-	10,204,880	-	10,204,880
Unvested restricted stock units (1)	3,725,058	2,099,441	3,725,058	2,099,441
SAFEs (2)	-	-	-	-
Convertible notes (3)	5,924,582	-	5,924,582	-
Investor warrants (4)	15,099,378	-	15,099,378	-
Total anti-dilutive securities	24,749,018	12,304,321	24,749,018	12,304,321

(1)
Potentially dilutive securities attributable to outstanding unvested restricted stock units are excluded from the calculation of diluted net income per share when the combined exercise price and average unamortized fair value are greater than the average market price of the Company's Common Stock, and, therefore, their inclusion would be anti-dilutive.
(2)
The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the three and nine months ended September 30, 2025 as the SAFEs were converted to Common Stock as of the Merger. The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the three and nine months ended September 30, 2024 as the number of dilutive shares would be based on a conversion ratio associated with the pricing of the future financing or liquidation event, which was not determinable as of September 30, 2024.
(3)
The June 2025 Amended Note contains a conversion feature that allows the investor the option to convert the June 2025 Amended Note in exchange for 2,222,222 shares of Common Stock. The March 2025 Investor Note contains a conversion feature that allows the investor the option to convert in exchange for 3,702,360 shares of Common Stock. The effect of the incremental Common Stock issuable upon a conversion of these notes would be anti-dilutive based on Fold's average share price for the three and nine months ended September 30, 2025 and are therefore excluded from the income (loss) per share calculation.
(4)
As of September 30, 2025, Fold had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00. These warrants are considered anti-dilutive based on Fold's average share price for the three and nine months ended September 30, 2025 and are therefore excluded from the income (loss) per share calculation.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

18. SUBSEQUENT EVENTS

Fold, Inc. entered into a Master Loan Agreement with Two Prime Lending Limited ("Two Prime") on October 1, 2025 which established a revolving credit facility (the "Credit Facility") pursuant to which Fold, Inc., upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45 million at an interest rate of 6.5% per annum. As of November 10, 2025, Fold, Inc. has borrowed $5 million under the Credit Facility, with 105 bitcoin deposited as collateral with the custodian pursuant to the terms of the Credit Facility. The initial advance of $5 million has a fixed one-year term, maturing on October 1, 2026. This loan may be renewed with substantially similar terms upon mutual agreement between the parties prior to the maturity date. Refer to our Current Report on Form 8-K filed on October 1, 2025 for further details.

Between October 1, 2025 and November 10, 2025, the Company sold 0.09 million shares of Common Stock to the investor pursuant to the Facility for gross proceeds of $0.34 million, and recognized a nominal amount amortization related to deferred issuance costs.

Between October 1, 2025, and November 10, 2025, the Company purchased approximately 32 bitcoin for $3.8 million, or approximately $117.9 thousand per bitcoin, for Fold's investment treasury, bringing our total Investment Treasury to 1,526 bitcoin. These purchases were funded using proceeds raised from our Facility.

r

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

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”) and elsewhere in this Quarterly Report. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report on Form 10-Q and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ.

Unless otherwise indicated or the context otherwise requires, references included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger.

Business overview

Founded in 2019, Fold is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers access to a variety of traditional financial services such as an FDIC insured checking account, the Fold Debit Card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers a comprehensive suite of bitcoin trading and custody solutions with low-to-zero fees, instant withdrawals, and insured custody. Fold aims to provide customers with the ability to seamlessly move between traditional USD and bitcoin products according to their financial needs. By integrating bitcoin across traditional financial services, the Company aims to act as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold App.

Since Fold was founded, we have sought to be a pioneer in bitcoin consumer financial services. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin trading and custody product and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In May 2025, we released the Bitcoin Gift Card which we expect will continue to roll out to online and physical retail networks across the country over the coming months. In September 2025, we publicly announced our partnerships with Stripe, Inc. ("Stripe") and Visa to offer a bitcoin rewards credit card (the "Fold Credit Card") which we expect to go live by the end of 2025. We expect to continue to innovate in the bitcoin consumer financial services space over the coming years.

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

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. As of September 30, 2025, Fold held 1,494 bitcoin in our Investment Treasury, and we plan to continue to accumulate bitcoin over time. We view our bitcoin holdings as a long-term strategic investment and not as a trading asset.

Recent developments

On July 24, 2024, Fold, Inc. entered into the Merger Agreement with FTAC Emerald. The registration statement for the Merger was declared effective by the SEC on January 23, 2025, the Merger was approved by FTAC Emerald’s shareholders on February 13, 2025, and the business combination was finalized on February 14, 2025. The combined company now operates under the name Fold Holdings, Inc., and its Common Stock and warrants trade on the Nasdaq under the ticker symbols “FLD” and “FLDDW,” respectively. The Company is a remote-first company and does not designate a physical headquarters.

In May 2025, we publicly announced a new product line, the Fold Bitcoin Gift Card. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in physical stores throughout the country, including Kroger marketplaces. We expect to continue to roll out this product to new distribution channels over the coming months.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital, and general corporate purposes. If and when the Company elects to sell shares of Common Stock to the investor pursuant to the Facility, the investor may resell all, some or none of such shares of Common Stock in its discretion and at prices subject to the terms of the Facility. Actual sales of shares of Common Stock under the Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for its business and operational needs. Subject to the earlier termination by the Company, as provided for in the Facility, the Facility terminates automatically on June 16, 2027. See Part II, Item 1A - Risk Factors of this Quarterly Report for additional information. As of September 30, 2025, the Company sold 1.15 million shares of Common Stock to the investor pursuant to the Facility for gross proceeds of $3.48 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 of the Financial Statements for further information.

In September 2025, we announced Stripe as our program manager for the Fold Credit Card, a new product line we had publicly announced in February 2025. The Fold Credit Card is an expansion of our current bitcoin rewards Fold Debit Card. As with our Fold Debit Card, we have partnered with Visa to launch this product. Premium customers will receive unlimited 2% bitcoin rewards, a free metal card, and all the benefits of our premium membership, Fold+. Historically one of our most highly requested products, we expect the Fold Credit Card to drive both new user acquisition and deeper engagement within the Fold ecosystem.

Fold, Inc. entered into a Master Loan Agreement with Two Prime Lending Limited ("Two Prime") on October 1, 2025 which established a revolving credit facility (the "Credit Facility") pursuant to which Fold, Inc., upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45 million at an interest rate of 6.5% per annum. As of November 10, 2025, Fold, Inc. has borrowed $5 million under the Credit Facility, with 105 bitcoin deposited as collateral with the custodian pursuant to the terms of the Credit Facility. The initial advance of $5 million has a fixed one-year term, maturing on October 1, 2026. This loan may be renewed with substantially similar terms upon mutual agreement between the parties prior to the maturity date. Refer to our Current Report on Form 8-K filed on October 1, 2025 for further details.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. We intend to continue to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we announced two significant new product lines during the first half of 2025: (1) the Fold Credit Card and (2) the Fold Bitcoin Gift Card. These products are collectively expected to drive higher volumes, revenues, and margins, but we also expect them to drive both new user acquisition and contribute to deeper engagement within the Fold ecosystem.

In addition to these new products, we are devoting significant time and resources to our custody and trading platform which we expect to become a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. Over the course of the next few quarters we expect to continue to add new consumer financial services that complement and enhance our current offerings.

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

Bitcoin treasury strategy

As of September 30, 2025, we held approximately 1,575 BTC in our Bitcoin Treasury which had a market value of $179.7 million based on the market price of bitcoin on the Coinbase exchange at 11:59:59 p.m. UTC time on September 30, 2025, which was approximately $114.1 thousand.

Fold’s purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset with the intention to hold as a long term investment (“Investment Treasury”). The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	September 30, 2025	December 31, 2024
Rewards treasury (USD)	$9,295,587	$8,569,651
Investment treasury (USD)	170,392,495	93,568,700
Total bitcoin treasury (USD)	$179,688,082	$102,138,351

	September 30, 2025	December 31, 2024
Rewards treasury (BTC)	81	92
Investment treasury (BTC)	1,494	1,002
Total bitcoin treasury (BTC)	1,575	1,094

In October 2025, the Company purchased approximately 32 bitcoin for $3.8 million, or approximately $117.9 thousand per bitcoin, for Fold's investment treasury, bringing our total Investment Treasury to 1,526 bitcoin. These purchases were funded using proceeds raised from our equity purchase facility.

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

Our Investment Treasury strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, (ii) pledge or commit a portion of our bitcoin as collateral for purposes of entering into financing transactions, (iii) utilize our bitcoin as reserve collateral for various products used in our operating business, and/or (iv) consider opportunities to create income streams or otherwise generate funds using our bitcoin holdings. As of September 30, 2025, 800 bitcoin are restricted from use in operations under collateral agreements related to our convertible notes.

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

During the three months ended September 30, 2025, we added:

•
More than 7,500 new Accounts, bringing total Accounts to more than 625,000; and
•
More than 2,000 Verified Accounts, bringing total Verified Accounts to nearly 82,000.

Transaction volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat (“USD”) and bitcoin (“BTC”) transaction volumes.

From inception through September 30, 2025, Fold processed over $3.3 billion in Transaction Volume through our platform. For the three months ended September 30, 2025, we averaged more than $78 million in Transaction Volume per month, respectively.

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

Custody and trading revenue

As of September 30, 2025, Fold solely partnered with BitGo Trust Company, Inc. (“BitGo”) (our “Exchange Provider”) to offer eligible customers the ability to buy, sell, store, insure, and withdraw bitcoin using the Fold App via an “Exchange Account”. Fold earns revenue on these transactions via a combination of transaction fees and transaction spreads. Spreads on trades include two components: (1) spreads charged by our Exchange Provider, which include any spreads passed on by their liquidity providers, and (2) Fold’s spread. For customers that do not have a Fold+ subscription, Fold also adds a transaction fee to certain buy and sell transactions as outlined in our terms and conditions which can change from time to time. Transaction fees are stated as a percentage of the purchase or sale amount (i.e. 1.5%).

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

Revenue Rewards

Users can earn bitcoin rewards by engaging in qualifying revenue-generating activities. "Revenue Rewards" are defined as rewards that are earned in direct relation to a qualifying spend transaction, such as spending on the Fold Debit Card, purchasing bitcoin, purchasing merchant offers, etc. "Marketing Rewards" are defined as rewards that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards. Marketing Rewards are recorded as a marketing expense within operating expenses.

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

The Company accrues Revenue Rewards within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Revenue Reward is earned. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value until redeemed or reversed, with gains and losses on this liability recorded within 'Gain (Loss) on customer rewards liability' in our accompanying statements of operations. The liability is derecognized when the Revenue Reward is redeemed by the user and delivered to the user's bitcoin wallet.

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

In addition, as described above, a portion of marketing expenses are Marketing Rewards. The Company accrues Marketing Rewards within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Marketing Reward is earned, with the corresponding expense recorded within marketing expenses in our statements of operations. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value, with gains and losses on this liability recorded within 'Gain (Loss) on customer rewards liability' in our accompanying statements of operations. The liability is derecognized when the reward is claimed by the user and delivered to the user's external bitcoin wallet.

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

Results of operations for the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues, net	$7,398,939	$5,241,889	$2,157,050	41%

Operating expenses
Banking and payment costs	6,519,736	5,014,699	1,505,037	30%
Custody and trading costs	244,954	94,791	150,163	158%
Compensation and benefits	3,728,954	734,193	2,994,761	408%
Marketing expenses	237,625	138,765	98,860	71%
Professional fees	1,294,394	3,171,141	(1,876,747)	-59%
Amortization expense	232,853	88,155	144,698	164%
(Gain) loss on customer rewards liability	506,796	(74,091)	580,887	NM(i)
(Gain) loss on digital assets - rewards treasury	(637,712)	(98,715)	(538,997)	NM(i)
Other selling, general and administrative expenses	1,211,657	342,110	869,547	254%
Total operating expenses	13,339,257	9,411,048	3,928,209	42%
Operating loss	(5,940,318)	(4,169,159)	(1,771,159)	42%

Other income (expense)
Gain (loss) on digital assets - investment treasury	10,238,866	729,041	9,509,825	NM(i)
Change in fair value of SAFEs	-	(58,910,897)	58,910,897	-100%
Change in fair value of convertible note	(2,626,932)	-	(2,626,932)	NM(i)
Convertible note issuance costs and fees	-	-	-	NM(i)
Loss on extinguishment of debt	-	-	-	NM(i)
Interest expense	(1,179,216)	-	(1,179,216)	NM(i)
Other income	60,961	47,036	13,925	30%
Other income (expense), net	6,493,679	(58,134,820)	64,628,499	NM(i)

Net income (loss) before income taxes	553,361	(62,303,979)	62,857,340	NM(i)
Income tax expense (benefit)	(881)	6,699	(7,580)	NM(i)
Net income (loss)	$554,242	$(62,310,678)	$62,864,920	NM(i)

(i) Not meaningful ("NM")

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Banking and payment revenues	$7,054,195	$5,211,631	$1,842,564	35%
Custody and trading revenues	346,478	31,067	315,411	NM(i)
Other revenues	866	335	531	159%
Less: Sales returns and allowances	(2,600)	(1,144)	(1,456)	127%
Revenues, net	$7,398,939	$5,241,889	$2,157,050	41%

(i) Not meaningful ("NM")

Net revenue for the three months ended September 30, 2025 increased by $ 2.2 million, or 41%, compared to the three months ended September 30, 2024. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.4 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively.

Banking and payments

The primary driver behind increased banking and payments revenues related to merchant offers within our banking and payments business. Net revenues from merchant offers increased 39% from $4.8 million for the three months ended September 30, 2024 to $6.6 million for the three months ended September 30, 2025. This increase was driven primarily due to continued expansion of our merchant offers catalog via new brand offerings, and due to our intentional focus on marketing our merchant offers products via internal and external marketing channels to both new and existing Fold customers.

Excluding merchant offers, our gross banking and payments revenues for the three months ended September 30, 2025 and September 30, 2024 were $0.4 million and $0.4 million, respectively.

Custody and trading

Net revenues from custody and trading increased from a nominal amount for the three months ended September 30, 2024 to $0.3 million for the three months ended September 30, 2025. While still a small part of our overall revenue in 2025, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. We are devoting significant time and resources to our custody and trading platform which we expect to become a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. In the near term we expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders, and to add users from new states where we have not previously supported access.

Additionally, revenues from our newest product, the Fold Bitcoin Gift Card, are included within custody and trading. Revenues from this product were $0.2 million for the three months ended September 30, 2025. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in physical stores throughout the country, including Kroger marketplaces. We expect to continue to roll out this product to new distribution channels over the coming months.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs increased in relation to our increased merchant offer volumes as noted above. Costs of sales from merchant offers increased 40% from $4.7 million for the three months ended September 30, 2024 to $6.6 million for the three months ended September 30, 2025.

Excluding merchant offers and Visa rebates, our banking and payments costs were $0.4 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024. This increase is driven by increased card fulfillment fees and KYC costs related to new Verified Accounts of $0.1 million during the three months ended September 30, 2025.

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

Compensation and benefits

Payroll expenses increased in correlation with our increased employee headcount, which was 39 employees as of September 30, 2025 and 22 employees as of September 30, 2024. We expect to hire additional staff in strategic roles to support the launches of our new product lines and continued growth throughout 2025.

Compensation and benefits expense for the three months ended September 30, 2025 and 2024 also included non-cash share-based compensation expense of $1.6 million and $0 million, respectively.

Marketing expenses

Marketing expenses were $0.2 million for the three months ended September 30, 2025 compared to $0.1 million for the three months ended 2024. As noted above, to further accelerate growth we plan to increase investments in paid marketing and growth partnership opportunities in 2025 to support the launches of our newest products, including the Fold Credit Card and Fold Bitcoin Gift Card.

Professional fees

Professional fees decreased to $1.3 million for the three months ended September 30, 2025, compared to $3.2 million for the three months ended September 30, 2024. This decrease was driven primarily by fees paid to our legal counsel, independent auditors, and third-party consultants in support of our transition to becoming a public company occurring during the three months ended September 30, 2024.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $62.7 thousand, $63.3 thousand, $107.2 thousand, and $114.1 thousand as of June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the three months ended September 30, 2025 and 2024.

Other income (expense)

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin was approximately $62.7 thousand, $63.3 thousand, $107.2 thousand, and $114.1 thousand as of June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025, respectively. The price changes were the primary driver of gains (losses) for digital assets - investment treasury for the three months ended September 30, 2025 and 2024.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. During the three months ended September 30, 2025, the Company incurred a loss of $2.6 million due to the change in the fair value of the convertible note.

Interest expense relates to amortization of the June 2025 Amended Investor Note premium and issuance costs, as well as interest expense on the convertible notes. Of the total interest expense, $0.4 million relates to the June 2025 Amended Investor Note and $0.5 million relates to the March 2025 Investor Note. Interest expense also includes amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Other Selling, General and Administrative Expenses

Other Selling, General and Administrative expenses primarily consist of costs related to insurance premiums, prepaid amortization, contract labor, and other general business expenses. Total Other Selling, General and Administrative Expenses increased from $0.3 million for the three months ended September 30, 2024 to $1.2 million for the three months ended September 30, 2025. This increase was primarily driven by higher insurance premiums and prepaid software amortization costs as a result of us transitioning to becoming a public company.

Results of operations for the nine months ended September 30, 2025 and 2024

Results of operations

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues, net	$22,662,702	$15,311,724	$7,350,978	48%

Operating expenses
Banking and payment costs	20,961,281	14,459,183	6,502,098	45%
Custody and trading costs	433,550	144,577	288,973	200%
Compensation and benefits	13,863,551	2,340,838	11,522,713	492%
Marketing expenses	1,258,346	219,567	1,038,779	473%
Professional fees	4,353,244	3,446,671	906,573	26%
Amortization expense	430,761	207,900	222,861	107%
(Gain) loss on customer rewards liability	1,477,444	2,344,103	(866,659)	-37%
(Gain) loss on digital assets - rewards treasury	(1,961,803)	(2,639,860)	678,057	-26%
Other selling, general and administrative expenses	3,612,533	1,001,612	2,610,921	261%
Total operating expenses	44,428,907	21,524,591	22,904,316	106%
Operating loss	(21,766,205)	(6,212,867)	(15,553,338)	250%

Other income (expense)
Gain (loss) on digital assets - investment treasury	31,203,938	(377,039)	31,580,977	NM(i)
Change in fair value of SAFEs	(6,503,113)	(59,042,901)	52,539,788	-89%
Change in fair value of convertible note	(14,470,683)	-	(14,470,683)	NM(i)
Convertible note issuance costs and fees	(9,569,109)	-	(9,569,109)	NM(i)
Loss on extinguishment of debt	(9,612,199)	-	(9,612,199)	NM(i)
Interest expense	(4,425,703)	-	(4,425,703)	NM(i)
Other income	247,662	72,203	175,459	243%
Other income (expense), net	(13,129,207)	(59,347,737)	46,218,530	-78%

Net loss before income taxes	(34,895,412)	(65,560,604)	30,665,192	-47%
Income tax expense (benefit)	3,978	14,567	(10,589)	-73%
Net loss	$(34,899,390)	$(65,575,171)	$30,675,781	-47%

(i) Not meaningful ("NM")

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Banking and payment revenues	$21,897,376	$15,252,865	$6,644,511	44%
Custody and trading revenues	739,933	62,340	677,593	NM(i)
Other revenues	63,017	358	62,659	NM(i)
Less: Sales returns and allowances	(37,624)	(3,839)	(33,785)	NM(i)
Revenues, net	$22,662,702	$15,311,724	$7,350,978	48%

(i) Not meaningful ("NM")

Net revenue for the nine months ended September 30, 2025 increased by $7.4 million, or 48%, compared to the nine months ended September 30, 2024. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $1.5 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Banking and payments

The primary driver behind increased banking and payments revenues related to merchant offers within our banking and payments business. Net revenues from merchant offers increased 48% from $13.9 million for the nine months ended September 30, 2024 to $20.6 million for the nine months ended September 30, 2025. This increase was driven primarily due to continued expansion of our merchant offers catalog via new brand offerings, and due to our intentional focus on marketing our merchant offers products via internal and external marketing channels to both new and existing Fold customers.

Excluding merchant offers, our gross banking and payments revenues for the nine months ended September 30, 2025 and nine months ended September 30, 2024 were $1.3 million and $1.4 million, respectively.

Custody and trading

Net revenues from custody and trading increased from a nominal amount for the nine months ended September 30, 2024 to $0.7 million for the nine months ended September 30, 2025. While still a small part of our overall revenue in 2025, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. We are devoting significant time and resources to our custody and trading platform which we expect to become a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. In the near term we expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders, and to add users from new states where we have not previously supported access.

Additionally, revenues from our newest product, the Fold Bitcoin Gift Card, are included within custody and trading. Revenues from this product were $0.2 million for the nine months ended September 30, 2025. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in physical stores throughout the country, including Kroger marketplaces. We expect to continue to roll out this product to new distribution channels over the coming months.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs increased in relation to our increased merchant offer volumes as noted above. Costs of sales from merchant offers increased 47% from $13.8 million for the nine months ended September 30, 2024 to $20.3 million for the nine months ended September 30, 2025.

Excluding merchant offers and Visa rebates, our banking and payments costs increased to $1.0 million for the nine months ended September 30, 2025 compared to $0.7 million for the nine months ended September 30, 2024. This increase is driven by increased card fulfillment fees and KYC costs related to new cardholder sign-ups of $0.3 million during the nine months ended September 30, 2025.

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

Compensation and benefits

Payroll expenses increased in correlation with our increased employee headcount, which was 39 employees as of September 30, 2025 and 22 employees as of September 30, 2024. We expect to hire additional staff in strategic roles to support the launches of our new product lines and continued growth throughout 2025.

Compensation and benefits expense for the nine months ended September 30, 2025 and 2024 also included non-cash share-based compensation expense of $8.5 million and $0 million, respectively. The $8.5 million of share-based compensation expense for the nine months ended September 30, 2025 included $4.4 million of unrecognized share-based compensation expense that was immediately recognized due to the performance condition under the 2019 Equity Plan was deemed being satisfied on February 14, 2025 as a result of the Merger with FTAC Emerald. As the performance condition under the 2019 Equity Plan was not met as of September 30, 2024, no share-based compensation was recognized for the nine months ended September 30, 2024. There was $15.5 million of unrecognized shared-based compensation expense related to unvested awards as of September 30, 2025.

Marketing expenses

Marketing expenses were $1.3 million for the nine months ended September 30, 2025 compared to $0.2 million for the nine months ended 2024, respectively. As noted above, to further accelerate growth, we plan to increase investments in paid marketing and affiliate opportunities in 2025 to support the launches of our newest products, including the Fold Credit Card and Fold Bitcoin Gift Card.

Professional fees

Professional fees increased to $4.4 million for the nine months ended September 30, 2025, compared to $3.4 million for the nine months ended September 30, 2024. This increase was driven primarily by fees paid to our legal counsel, independent auditors, and third-party consultants during 2025 in support of our Merger with FTAC Emerald and in support of ongoing regulatory and compliance costs associated with being a public company.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $42.3 thousand, $63.3 thousand, $93.4 thousand and $114.1 thousand as of December 31, 2023, September 30, 2024, December 31, 2024, and September 30, 2025, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the nine months ended September 30, 2025 and 2024.

Other income (expense)

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of our long-term SAFE note liabilities, which is determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statement of operations. However, Fold Predecessor's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon Closing of the Merger, all SAFE notes held by Fold Predecessor converted into Common Stock of Fold Holdings, Inc.

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin was approximately $42.3 thousand, $63.3 thousand, $93.4 thousand and $114.1 thousand as of December 31, 2023, September 30, 2024, December 31, 2024, and September 30, 2025, respectively. The price changes were the primary driver of gains (losses) for digital assets - investment treasury for the nine months ended September 30, 2025 and 2024.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The net loss on the fair value of the convertible note of $14.5 million during the nine months ended September 30, 2025 is comprised of a $12.8 million day one loss on the issuance of debt offset by a $1.7 million loss on the change in fair value.

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the nine months ended September 30, 2025.

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

Interest expense relates to amortization of the June 2025 Amended Investor Note premium and issuance costs, as well as interest expense on the convertible notes. Of the total interest expense, $1.6 million relates to the December 2024 Initial Investor Note and June 2025 Amended Investor Note and $1.2 million relates to the March 2025 Investor Note. Interest expense also includes amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Other Selling, General and Administrative Expenses

Other Selling, General and Administrative expenses primarily consist of costs related to insurance premiums, prepaid amortization, contract labor, and other general business expenses. Total Other Selling, General and Administrative Expenses increased from $1.0M for the nine months ended September 30, 2024 to $3.6M for the nine months ended September 30, 2025. This increase was primarily driven by higher insurance premiums and prepaid software amortization costs as a result of us transitioning to becoming a public company.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$554,242	$(62,310,678)	$(34,899,390)	$(65,575,171)
Add:
Interest expense	1,179,216	-	4,425,703	-
Income tax expense (benefit)	(881)	6,699	3,978	14,567
Amortization expense	232,853	88,155	430,761	207,900
Share-based compensation expense	1,575,422	-	8,470,902	-
(Gain) loss on customer rewards liability	506,796	(74,091)	1,477,444	2,344,103
(Gain) loss on digital assets - rewards treasury	(637,712)	(98,715)	(1,961,803)	(2,639,860)
(Gain) loss on digital assets - investment treasury	(10,238,866)	(729,041)	(31,203,938)	377,039
Change in fair value of SAFEs	-	58,910,897	6,503,113	59,042,901
Change in fair value of convertible note	2,626,932	-	14,470,683	-
Convertible note issuance costs and fees	-	-	9,569,109	-
Loss on extinguishment of debt	-	-	9,612,199	-
Adjusted EBITDA	$(4,201,998)	$(4,206,774)	$(13,101,239)	$(6,228,521)

Adjusted EBITDA for the three months ended September 30, 2025 was flat compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, Adjusted EBITDA remained consistent due to a decrease in professional fees of $1.9 million; offset by (ii) increased compensation and benefits expense, excluding share-based compensation, of $1.4 million; and (iii) increased insurance expenses of $0.4 million.

Adjusted EBITDA for the nine months ended September 30, 2025 decreased by $6.9 million, or 110% compared to the nine months ended September 30, 2024. The principal driver of decreased Adjusted EBITDA relates to (i) increased professional fees of $0.9 million; (ii) increased compensation and benefits expense, excluding share-based compensation, of $3.1 million; (iii) increased marketing expenses of $1.0 million; and (iv) increased insurance expenses of $1.2 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company and costs incurred in support of ongoing regulatory and compliance costs associated with being a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 39 employees as of September 30, 2025 and 22 employees as of September 30, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Adjusted EBITDA (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA (Loss)	$(4,201,998)	$(4,206,774)	$(13,101,239)	$(6,228,521)
Weighted-average shares used to compute basic and diluted net loss per share	46,911,561	5,836,882	39,781,781	5,836,882

Adjusted EBITDA (Loss) per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.72)	$(0.33)	$(1.07)

Financial condition

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash and cash equivalents of $6.7 million and positive working capital of $6.1 million. The Company has a history of net operating losses, including net operating losses of $5.9 million for the three months ended September 30, 2025 and $21.8 million for the nine months ended September 30, 2025. The Company has an accumulated deficit of $136.2 million as of September 30, 2025. Of that amount, $98.0 million relates to fair value adjustments on the Company's SAFE notes, $9.6 million relates to loss on extinguishment of debt, and $14.5 million relates to fair value adjustments on convertible debt instruments.

As of September 30, 2025, the Company held 1,494 bitcoin in our Investment Treasury, valued at $170.4 million. Of that amount, 800 bitcoin, valued at $91.3 million, were restricted from use as operating capital and served as collateral for our convertible notes. Our Investment Treasury is considered a long-term investment and we do not believe we will need to sell or engage in other transactions with respect to any of our Investment Treasury within the next twelve months to meet our working capital requirements, although we may from time to time sell or engage in other transactions with respect to our Investment Treasury as part of treasury management operations.

As of September 30, 2025, we held 81 bitcoin in our Rewards Treasury, valued at $9.3 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of September 30, 2025, the Company had $66.3 million in principal debt outstanding in the form of two convertible notes. The June 2025 Amended Investor Note has a principal due of $20.0 million and is convertible into Common Stock at a conversion price of $9.00 per share. This note is secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and will mature on February 14, 2028. The March 2025 Investor Note has a principal due of $46.3 million and is convertible into Common Stock at a price of $12.50 per share. This note is secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and will mature on March 6, 2030. On the maturity date, the Company shall transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold are contemplated under the March 2025 Investor Note. Refer to Note 10 of our Financial Statements for further information regarding the conversion features of the convertible notes.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility (for additional information, see Part II,

Item 1A – Risk Factors). The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital and general corporate purposes. As of September 30, 2025, the Company sold 1.15 million shares of Common Stock to the investor pursuant to the Facility for gross proceeds of $3.48 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 of our Financial Statements for further information.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Facility, and digital assets received through September 30, 2025 will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

We may continue to pursue additional capital via various capital instruments in the future; however, such funding may not be available on terms acceptable to us or at all. Although management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plan.

Legal Proceedings

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) seeks avoidance and recovery of alleged preferential transfers. While the outcome of this proceeding cannot be predicted with certainty, the Company does not presently expect this matter to have a material adverse effect on its consolidated financial position, liquidity, capital resources, or annual results of operations.

From time to time, the Company may be subject to other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our consolidated financial position, liquidity, capital resources, or annual results of operations.

For the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(11,426,231)	$(3,393,225)
Net cash used in investing activities	(3,758,069)	(1,711,247)
Net cash provided by financing activities	3,517,404	8,000,000
Net increase (decreased) in cash	$(11,666,896)	$2,895,528

Cash flows from operating activities

For the nine months ended September 30, 2025, cash used in operating activities was $11.4 million compared to $3.4 million for the nine months ended September 30, 2024. This increase was driven primarily by (i) increased professional fees of $0.9 million; (ii) increased compensation and benefits expense, excluding share-based compensation of $3.1 million; (iii) increased marketing expenses of $1.0 million; and (iv) increased insurance expenses of $1.2 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company and costs incurred in support of ongoing regulatory and compliance costs associated with being a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 39 employees as of September 30, 2025 and 22 employees as of September 30, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Cash flows from investing activities

Cash flows used in investing activities increased from September 30, 2024 to September 30, 2025 by $2.0 million, primarily due to increased purchases of bitcoin for our Investment Treasury.

Cash flows from financing activities

For the nine months ended September 30, 2025 and 2024, cash provided by financing activities was $3.5 million and $8.0 million, respectively. For the nine months ended September 30, 2025 and 2024, we raised $0 million and $8.0 from SAFE note financings, respectively. For the nine months ended September 30, 2025 we received proceeds from issuance of the March 2025 Investor Note; however, those proceeds were received in bitcoin rather than cash and are therefore not included in cash provided by financing activities. For the nine months ended September 30, 2025 we received proceeds from the issuance of shares of Common Stock through the Facility of $3.48 million.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Simple agreements for future equity ("SAFEs")

The Company has issued certain SAFEs, none of which remained outstanding as of September 30, 2025, that grant investors rights to participate in a future equity financing. The number of shares deliverable upon settlement is determined based on the market price of the shares at the settlement date. The Company’s SAFEs are recorded as a liability in the accompanying balance sheets and the Company records subsequent remeasurements in changes in fair value of SAFEs in the statements of operations. Issuance costs related to the SAFEs are expensed in the period incurred. For more information regarding our treatment of the SAFEs, please see Note 9 of our Financial Statements.

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

The Company has accounted for the June 2025 Amended Investor Note and the related warrants issued using the relative fair value allocation method on the date of issuance. The estimated fair values of the conversion option under the June 2025 Amended Investor Note and warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's Common Stock as of September 30, 2025.

The fair value of the December 2024 Investor Note and June 2025 Amended Investor Note included the fair value of the conversion option as well as the discounted future contractually obligated cash flows under scenarios in which the Company achieved or did not achieve a public offering.

The estimated fair value of the March 2025 Investor Note was calculated under a Monte Carlo model as of September 30, 2025. The March 2025 Warrants were calculated under a Black-Scholes model utilizing Fold's stock price as of the issuance date.

For further information regarding our treatment of the convertible notes and warrants, please see Note 10 of our Financial Statements.

Stock-based compensation expense

RSUs granted prior to the Merger required both service-based and performance-based vesting criteria, including the occurrence of a specified liquidity event in order to vest. The liquidity event requirements were met in conjunction with the Merger, and as such the Company recognized stock-based compensation expense associated with the outstanding RSU grants vested on that date. The Fold Board of Directors relied on independent third-party valuations of Fold Common Stock in determining the fair value of the RSUs on each grant date. Between grant dates, Fold evaluated whether there were any changes to forecasts or events that would impact the value of its Common Stock and obtained updated third-party valuations as necessary.

The valuations utilized the guideline public company method within the market approach whereby the valuation leveraged guidance company market multiples and ratios such as revenue, earnings before interest and taxes, earnings before interest, taxes, depreciation, and amortization, and net income and/or tangible book value to apply to Fold's corresponding financial data to compute the implied total value of Fold equity. Guideline companies were selected based on business description, financial size and performance, and stock liquidity. Weighting was applied to the identified guideline public companies to obtain multiples that most appropriately reflected Fold's current performance and financial metrics. The risk-free rate used was the constant maturity U.S. Treasury rate corresponding to the applicable time to liquidity. For further information regarding our treatment of the RSUs, please see Note 12 of our Financial Statements.

Recent accounting pronouncements

See “Recent accounting pronouncements” described in Note 2 of the Financial Statements, Summary of Significant Accounting Policies.

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
•
Political environment: Bitcoin has entered the political conversation in the United States and abroad. As the United States is a global leader in innovation and new technologies, we anticipate the United States political environment will become increasingly favorable for our industry.
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

Bitcoin market price risk

Some of our assets and liabilities are denominated in bitcoin, including our bitcoin Investment Treasury, our customer rewards liability, and the March 2025 Investor Note. These assets and liabilities are remeasured to fair value at the end of each reporting period using observed bitcoin prices from active exchanges. Fair value adjustments are recorded in the statements of operations and could result in volatility in our financial results in future periods. Negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our bitcoin-denominated assets and liabilities. For additional information, see Note 2 – Derivatives, and Note 15, in our Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of September 30, 2025.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of September 30, 2025:

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We are currently the defendant in a bankruptcy clawback proceeding as described in Part I, Item 2 - Management's Discussion & Analysis and Analysis of Financial Conditions and Results of Operations; while the outcome of this proceeding is uncertain, we do not believe it is likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

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

We generally have the right to control the timing and amount of any future sales of our shares to SZOP. Sales of shares of our Common Stock to SZOP under the Facility, if any, will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to SZOP all or only some of the shares of our Common Stock that may be available for us to sell pursuant to the Facility. If and when we do sell shares to SZOP, after SZOP has acquired the shares, SZOP may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to SZOP by us could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to SZOP, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

It is not possible to predict the actual number of shares of Common Stock we may sell to SZOP under the Facility, or the actual gross proceeds resulting from such sales.

Because the purchase price per share to be paid by SZOP for the shares of Common Stock that we may elect to sell to SZOP under the Facility, if any, will fluctuate based on the market prices of our Common Stock at the time we elect to sell shares to SZOP pursuant to the Facility, if any, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any future such sales, the total number of shares of Common Stock that we will sell to SZOP under the Facility, the purchase price per share that SZOP will pay for future shares purchased from us under the Facility, or the aggregate gross proceeds that we will receive from those purchases by SZOP under the Facility.

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

The Company cannot effect any sales under the Facility and SZOP will not have any obligation to purchase shares of our Common Stock under the Facility to the extent that after giving effect to such purchase and sale the aggregate number of shares of Common Stock issued under the Facility together with any shares of Common Stock issued in connection with any other transaction that may be considered part of the same series of transactions, the number of shares issued would exceed the number of shares representing 19.99% of the issued and outstanding shares of Common Stock as of the date of the Facility (the “Exchange Cap”), unless the Company has obtained stockholder approval as required for issuance of Common Stock in excess of the Exchange Cap, in accordance with applicable rules of Nasdaq. Accordingly, the Company may not have access to the right to sell the full Commitment to SZOP. As of June 15, 2025, there were 46,434,655 shares of Common Stock outstanding, and therefore the Exchange Cap is 9,282,287 shares of Common Stock.

SZOP will also not be required to subscribe for any shares of Common Stock under the Facility which, when aggregated with all other shares of Common Stock then beneficially owned by SZOP and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder), would result in the beneficial ownership by SZOP and its affiliates to exceed 9.99% of the outstanding voting power or number of the Common Stock.

If, following satisfaction of the conditions set forth in the Facility, we elect to sell to SZOP all of the 9,207,287 shares of Common Stock registered for resale under the Registration Statement, depending on the market prices of our Common Stock at the time of such sales, the gross proceeds from such sales of all such shares of Common Stock by us to SZOP may be substantially less than the $250,000,000 total purchase commitment available to us under the Facility, which could materially adversely affect our liquidity.

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

The selling stockholders named in the Registration Statement can sell, pursuant to prospectus under the Registration Statement, up to 9,282,287 shares of Common Stock, constituting approximately 19.88% of our issued and outstanding shares of Common Stock as of the date of the Registration Statement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

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
10.1#

Severance Agreement, dated July 22, 2025, by and between Fold Inc. and Nicolleta Goncalves (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2025).

10.2

Master Loan Agreement, dated October 1, 2025, by and between Fold, Inc. and Two Prime Lending Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.3#*	Fold Holdings, Inc. Amended and Restated Executive Severance Plan.
10.4#	Fold Holdings, Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
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

Fold Holdings, Inc.

Date: November 10, 2025	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Wolfe Repass
Wolfe Repass
Chief Financial Officer (Principal Accounting Officer)