Form 10-K
period 2025-12-31
Fold Holdings, Inc.
filed 2026-03-17
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41168

Fold Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-2170416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2942 North 24th Street, Suite 115, #42035 Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 365-3277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FLD	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FLDDW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025, was approximately $110,564,129.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2026 was 49,831,298.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) of Fold Holdings, Inc. (“Fold,” the “Company,” “we,” “our,” and “us”) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “approximately,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

We caution investors that any forward-looking statements presented in this Annual Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•
risks related to our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•
volatility in the valuation of bitcoin, which may affect our operating results and our ability to obtain cash funding on favorable terms;
•
our reliance upon third-party partners, including reliance on only one custodian, BitGo (as defined below);

•
changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•
the implementation, market acceptance and success of our business model;
•
increased competition as the cryptoeconomy develops;
•
a still-developing and uncertain regulatory landscape;
•
our ability to scale and develop new products, such as the Fold Credit Card, in a cost-effective manner;
•
developments and projections relating to our competitors and industry;
•
our future capital requirements and sources and uses of cash;
•
our success in retaining or recruiting, or changes required in, officers, key employees or directors; the size of the addressable markets for our products and services;
•
other risks and uncertainties described in this Annual Report, including in “Item 1A - Risk Factors”; and
•
those factors in the other documents filed by Fold from time to time with the U.S. Securities and Exchange Commission (“SEC”).

The discussion in this Annual Report should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Annual Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report, except as may be required by law.

Summary of Principal Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors that could materially adversely affect our business, financial condition and results of operations. A more complete statement of these risks and uncertainties is set forth in “Risk Factors” in Item 1A of Part I of this Annual Report.

•
Our operating results have and will significantly fluctuate, including due to the highly volatile nature of bitcoin.
•
Volatility in the price of bitcoin could limit our options in obtaining cash funding on favorable terms.
•
We may suffer losses due to abrupt and erratic market movements.
•
Our investments in bitcoin are subject to volatile market prices and risks of loss.
•
We have a history of negative cash flows.
•
We may not be able to generate sufficient cash flow to service all of our obligations.
•
The slowing or stopping of the development or acceptance of bitcoin and bitcoin-based technologies, and blockchain networks more broadly, could have a material adverse effect on the successful development and adoption of our business.

•
We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
•
Our or our third-party partners’ failure to safeguard and manage our and our customers’ fiat currencies and bitcoin could adversely impact our business, operating results, and financial condition.
•
Due to unfamiliarity and some negative publicity associated with bitcoin products and services, confidence or interest in our platforms may decline.
•
Transferring bitcoin on the bitcoin network involves risks, which could result in loss of customer assets or our proprietary assets, customer disputes and other liabilities, which could adversely impact our business.
•
The regulatory environment in which the consumer finance industry operates could have a material adverse effect on our business and operating results.
•
If we cannot keep pace with rapid industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, operating results, and financial condition.
•
The cryptoeconomy is novel. As a result, policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. We may be unable to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms that are adverse to our business.
•
We rely on our agreement with BitGo to offer our bitcoin-related services. If our relationship with BitGo were to end, the ability to continue to offer our bitcoin services would be affected, which could affect our financial and business results.
•
We rely on our program agreement with Sutton Bank to offer our Fold prepaid card product. If our relationship with Sutton Bank, or other bank relationships established in the normal course of business, were to end, our ability to continue to offer our card product would be affected, which could affect our financial and business results.
•
We may in the future enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected.
•
Our ability to offer, service, and grow the Fold Credit Card depends on our ability to retain and obtain key third-party partners, including a lender, which we do not currently have. Our failure to obtain a lender, or the failure or inability of existing or future partners to perform their obligations for our credit card program (including by reason of insolvency) could disrupt or terminate our ability to offer the credit card.
•
We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our customers.
•
The Fold Credit Card is a new and complex product, and we may not be able to attract and retain cardholders or operate the program profitably.
•
The sale of our Common Stock to SZOP may cause dilution to existing stockholders and the subsequent sale of the shares of Common Stock acquired by SZOP, or the perception that such sales may occur, could cause the price of our Common Stock to fall.
•
We may incorporate artificial intelligence (“AI”) into our internal operations, for example, to enhance employee productivity. Implementation of artificial intelligence technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

PART I

Item 1. Business.

Unless the context requires otherwise, references to “Fold,” “we,” “us,” or “our” and the "Company” in this section are to the business and operations of Fold Holdings, Inc. after the closing of the Merger and to the business and operations of Fold, Inc. prior to the closing of the Merger (as such term is defined below).

Company Overview

Founded in 2019, Fold is a bitcoin-focused financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial products. Fold was formed to build a modern financial services platform that allows consumers to accumulate, save, and use bitcoin in connection with their everyday financial lives and long-term planning.

Fold has built a banking and payments platform that operates across both U.S. dollars ("USD") and bitcoin, and is designed to connect these systems in a seamless manner. By integrating traditional banking services with bitcoin-based rewards and savings functionality, Fold seeks to help customers compound positive financial outcomes over time while maintaining familiar financial workflows.

Fold’s consumer offerings include an FDIC-insured checking account, a Visa prepaid debit card, bill payment services, a bitcoin rewards credit card, a bitcoin gift card, and an extensive catalog of merchant reward offers. Fold also partners with BitGo (as defined below), a national trust bank that is subject to supervision, examination and enforcement by the OCC (as defined below), to offer bitcoin exchange and custody services in all 50 states, supported by institutional-grade custody infrastructure. By integrating bitcoin into traditional financial products and regulated financial rails, Fold aims to serve as a trusted entry point for consumers seeking to incorporate bitcoin into everyday financial activity in a responsible and accessible manner.

Fold believes we are operating amid a long-term generational transition in how households think about savings, security, and wealth preservation. As wealth transfers from older generations to Millennials and Generation Z, Fold believes that younger households increasingly view bitcoin not as a peripheral or alternative asset, but as a core component of their financial lives. Fold believes this generational transition has the potential to drive meaningful changes in how families structure wealth, plan for the future, and transfer value across generations.

Fold is building infrastructure and distribution channels to support this transition. In addition to its direct-to-consumer platform, Fold is expanding the availability of its bitcoin services through partnerships with large online and physical retailers, enabling consumers to engage with bitcoin through familiar commercial environments. Fold has also made portions of its consumer platform available to employers, allowing companies to offer bitcoin-enabled financial benefits and services to their workforce, extending Fold’s presence beyond the household and into the workplace.

In addition to enabling customers to accumulate bitcoin through rewards and financial activity, Fold also holds bitcoin as part of its corporate treasury. Fold views this treasury strategy as a reflection of alignment between Fold and its customers, providing exposure to the long-term value of bitcoin while supporting the financial strength and durability of the operating business. Fold considers its treasury allocation to be part of a disciplined capital strategy designed to support long-term operations and stockholder interests, rather than short-term financial outcomes.

Fold’s products and services are available in the United States through the Fold mobile application (the “Fold App”).

Our Products and Services

Fold is a gateway to earning, buying, and living on bitcoin. We offer our customers a suite of financial service products tailored to meet the needs of our customers seeking to integrate bitcoin into their everyday finances.

Banking and Payments

Fold offers a free, FDIC-insured checking account (the “Fold Checking Account”) that supports direct deposits, bill payments, and the ability to receive paychecks up to three days early. Fold is not a FDIC-insured bank, and the FDIC-insured checking accounts are offered through Sutton Bank. In 2020, Fold partnered with Visa to launch a bitcoin rewards debit card, the Fold Visa Prepaid Card (the “Fold Debit Card”). The Fold Debit Card is a prepaid debit card linked directly to a customer’s Fold Checking Account. Customers can order a Fold Debit Card for free and use it anywhere Visa is accepted to make purchases, pay bills, and earn bitcoin rewards.

Additionally, Fold partners with a number of merchant offer wholesalers and individual merchants to offer gift cards, card-linked offers, and other affiliate offers. Fold has established an extensive partnership network across multiple vendors to provide customers with numerous and high quality merchant offers, and we regularly add new partnerships to optimize our offers network and ability for customer's to earn bitcoin rewards.

Credit Card

In March 2026, Fold launched, on a limited basis, the Fold Bitcoin Credit Card or “Fold Credit Card”, an unsecured revolving consumer credit card targeting prime and super-prime consumers who want to earn bitcoin rewards on everyday purchases. The first cardholders to be underwritten and receive their credit lines were internal team members, and this is expected to be followed by a staggered rollout to the loyal customers at the top of our waitlist. The Fold Credit Card is issued by Celtic Bank and transactions are processed over the Visa network. We partner with Stripe (as described below) to support core credit card program operations, including card processing and certain program management functions. We anticipate we will release the Fold Credit Card on a broader, but still limited, basis in the upcoming weeks, starting with a rollout to friends and family followed by a rollout to select consumers at the top of our waitlist, subject to obtaining necessary third-party approvals and lender financing. We cannot guarantee that we will be able to release the credit card more broadly in the timeline indicated, in the manner indicated, or at all. See the discussion in "Risks Related to Our Credit Card."

The Fold Credit Card provides cardholders the ability to spend USD and earn bitcoin rewards on qualifying purchase transactions. Qualifying purchase transactions are defined in the Fold Credit Card cardholder agreement. Certain transactions, such as ATM withdrawals, are excluded from the definition, and Fold retains sole discretion to change which purchases qualify at any time, as well as to change the overall structure of any rewards program. Subject to applicable terms, cardholders earn automatic base rewards of 1.5% back in bitcoin and may be eligible to earn higher rewards rates of up to 4.0% back in bitcoin by engaging in various qualifying transactions. Specifically, cardholders may earn higher rewards rates in two ways: (i) by making certain types of bitcoin purchases through Fold, including recurring purchases (i.e. “Auto stack”), or through direct deposit conversions (i.e. “Direct to Bitcoin”), with higher levels of such monthly activity progressively increasing the additional rewards rate; and (ii) by paying off all or a portion of their credit card balance by selling bitcoin held in their Fold account and applying the USD proceeds to their card account balance. In both cases, the grant of any individual reward to any cardholder is in Fold's sole discretion. Rewards are automatically credited to the customer's Fold account as a promotional credit denominated in bitcoin. Such rewards cannot be transferred to a non-Fold bitcoin wallet.

Rewards Network

The Company offers bitcoin rewards to its users through the Fold Rewards Program. This program allows the Company’s users to earn promotional credits (“rewards”) denominated in bitcoin by engaging in various qualifying actions. For purchases made with the Fold Debit Card, customers can earn up to 15% or more on card-linked merchant offers. In addition to Fold Debit Card rewards, customers can earn up to 20% back in rewards through our expansive and evolving catalog of merchant offers at top merchants. Fold’s rewards network includes top offer aggregators and direct merchant relationships in order to maximize our offering of inventory and exclusive rewards. Customers can also earn rewards for other types of behaviors such as referral bonuses, sign-up bonuses, spinning a daily rewards wheel, and other behavioral actions that the Company may from time to time choose to incentivize. Both the amount of rewards earned and the qualifying actions that are eligible to earn rewards change from time to time at Fold’s discretion.

Rewards are valued either as a percentage of a transaction (i.e. 1.5% back) or as a flat amount of satoshis (“sats”), which is a subunit of bitcoin (i.e. 25 sats). There are 100,000,000 sats in 1 bitcoin. For rewards valued as a percentage of a transaction, Fold calculates the value of those rewards as the USD value of those rewards multiplied by the USD-BTC exchange rate at the time of the transaction based on the USD exchange rate of one bitcoin on the Coinbase exchange. For example, assume a user earns 1.5% back on a $100 purchase when the USD-BTC exchange rate is $50,000 per bitcoin. In that scenario, a user would earn 3,000 sats (($1.50 / $50,000) * 100,000,000 sats). Rewards are then credited to a user’s account at the sats value (in this case 3,000 sats), regardless of future changes in the USD-BTC exchange rate.

All rewards are earned immediately upon the performance of a qualifying action by the user, but not all rewards are immediately available for redemption. The redemption criteria for rewards varies by the type of qualifying action or transaction as outlined in the terms and conditions of the Fold Rewards Program. For example, rewards earned on the daily spin wheel are available for redemption immediately, while rewards earned via certain qualifying spend transactions on the Fold Debit Card and the Fold Credit Card are subject to a 30-day settlement period before becoming available for redemption, a policy that is in place to prevent fraudulent activities.

Per the terms and conditions of the Fold Rewards Program, rewards are subject to adjustment for chargebacks, returns, refunds, or other circumstances. In addition, rewards are subject to expiry if users fail to maintain an active account for more than twelve consecutive months.

A user may redeem rewards by making a request to withdraw them to a personal bitcoin wallet, either to an external bitcoin wallet or to a user’s bitcoin wallet at the custodian used by Fold. Users can initiate a redemption request at any time, but redemption requests are fulfilled by Fold approximately once per week as a batch fulfillment. To fulfill rewards withdrawal requests Fold sends bitcoin from our Rewards Treasury to the user’s bitcoin wallet address, which they provide during their redemption request. In the future, Fold may offer the ability for users to redeem their rewards for other goods and services but has no immediate plans to do so.

Customer rewards are valued in bitcoin as of the date the rewards are earned, and therefore we try to match the cost basis of those rewards with the cost basis of our Rewards Treasury. To do so, Fold purchases bitcoin approximately once per day in an amount that approximates the amount of rewards earned by customers on that day. Our goal is to always maintain an amount of bitcoin in our Rewards Treasury equal to or greater than our customer rewards obligations. We monitor the balances of our Rewards Treasury and customer rewards obligations on a daily basis to ensure that we have appropriate reserves to fulfill customer obligations. As of December 31, 2025, our total customer rewards liability was $6.9 million, and our Rewards Treasury was $6.9 million. In the event that the balance of our Rewards Treasury were to fall below the balance of our corresponding customer rewards liability, Fold may utilize excess bitcoin reserves from our Investment Treasury to fulfill customer liabilities. Fold purchases bitcoin for our Investment Treasury on an intermittent basis when doing so aligns with the overall treasury strategy of our business.

Custody & Trading

Fold partners with BitGo Bank & Trust, National Association (f/k/a BitGo Trust Company, Inc.), a federally chartered national trust bank (“BitGo”) to offer eligible customers the ability to buy, sell, store, and withdraw bitcoin through the Fold App. As a national trust bank, BitGo is authorized to perform fiduciary custody of digital assets, including bitcoin, and is subject to ongoing supervision by the Officer of Comptroller of the Currency (the "OCC"). Additional information with respect to BitGo's qualifications under applicable law can be found online at https://www.bitgo.com/company/licenses. Fold does not directly hold or control any of its customers’ digital assets.

To access Custody & Trading products, Fold’s customers are first onboarded to the Fold App through the normal onboarding process, which includes Know Your Customer (“KYC”) checks by Fold. Customers are then onboarded to BitGo. BitGo performs additional KYC checks on customers, and customers must accept BitGo's terms and conditions.

Once a user has been onboarded to both Fold and BitGo, they are able to interact directly through the Fold App to buy bitcoin via spot trades, recurring trades, direct deposits, and by rounding up spare change on Fold Debit Card, as well as to deposit and sell their bitcoin. Each of those transactions are executed by the user through the Fold App and processed via BitGo.

Fold Bitcoin Gift Card

The Fold Bitcoin Gift Card is a USD-denominated prepaid gift card, available in both physical and digital formats, which consumers can purchase through familiar retail channels and which is redeemable for bitcoin. Purchasers buy the card for a set value of USD, and recipients redeem the card through the Fold App, at which point the dollar value of the card is converted to bitcoin at the prevailing exchange rate, less applicable processing fees. Recipients must create a Fold account and complete KYC checks in order to redeem the card. All bitcoin received by the recipient is held in insured custody through the Company's custody partner, BitGo.

The Fold Bitcoin Gift Card is distributed through a network of retail and digital partners, including a major grocery chain and various online gift card marketplaces. The Company has entered into distribution agreements with established gift card program managers and distribution networks to expand the product's availability across physical retail locations and e-commerce platforms nationwide.

In addition to generating revenue through processing fees charged at redemption, the Bitcoin Gift Card is intended to serve as a customer acquisition channel for the Company's broader financial services platform, as each redemption results in the creation of a new user account with access to the Company's full suite of bitcoin-denominated financial products.

How Fold Users Access Fold Products and Services

In order to access all Fold related services, users must first download the Fold App from either the Apple or Google app store. Upon downloading the Fold App, users can create an initial account, but to access the Fold App's broader suite of services, users must be verified and accept Fold’s user terms and conditions. Users can start the verification process by simply clicking on "Verify your account." Once Fold completes a review of a user’s initial application (including necessary KYC checks), the user is then granted access to the Fold platform. From there, users can utilize the following services:

Fold Pre-paid Debit Card

•
The process for ordering the Fold Credit Card is embedded in the user's initial verification process for their account on the Fold App. By the end of the verification process, users will have ordered the debit card, which is issued by Sutton Bank, Fold’s banking partner, and the card will be sent to the user’s address on file. Users can activate the debit card by either calling the number provided on the card or by following card activation instructions in the Fold App. After activating the debit card, users can view card details by navigating to the drop-down menu at the top-left of the home screen and reviewing the various tabs under "Banking."
•
To deposit funds, users can click on the "Deposit" button on the home screen. From there, users can select from and utilize a number of deposit methods. All funds directly deposited to, spent on, or withdrawn from the Fold Debit Card are in USD. As described in the “Bitcoin Buying and Selling” section below, eligible users also have the ability to deposit bitcoin into their Fold account. Any such bitcoin deposited by users is received by and held at BitGo and does not directly impact a user’s Fold Debit Card balance. At their option, users have the ability to sell the deposited bitcoin to fund their card using the “Sell Bitcoin” feature discussed below.
•
To withdraw funds, users must navigate to the drop-down menu at the top-left of the home screen, select "Payment methods" and then select "Cash account." From the following screen, users will have the option to select "Withdraw," which, upon selection, will give users the option to withdraw cash to a linked debit card or to a linked bank account.

Gift Card Buying

•
Users can purchase gift cards by navigating to the “Gift cards” tab of the Fold App and selecting the gift card they wish to purchase. From there, users are prompted to select the USD amount of the gift card and can complete the transaction by utilizing the current USD balance in their Fold account.

Bitcoin Buying and Selling

•
All bitcoin buy and sell features are accessed by opening the Fold App and selecting the bitcoin balance shown on the Home tab.
•
Users can purchase bitcoin in several ways, including:
•
Spot Buys: This option provides for a one-time bitcoin purchase at a USD amount specified by the user. Users can access this feature in one of three ways: (i) by clicking "Buy bitcoin" on the home screen; (ii) by selecting the "Bitcoin" tab on the main screen, and then clicking "Buy"; or (iii) by accessing the exchange tab through the "⇆" button at the bottom of the home screen and clicking "Buy". In each case, Fold then provides the user with several pre-populated denominations - $10, $20, $50, $100 and $200 - as well as the option to enter a custom amount of USD the user would like to spend to purchase bitcoin. After choosing one of the pre-populated denominations or inputting the custom amount they would like to purchase, the users are taken to a confirmation screen that displays the purchase amount in USD, an estimate of the number of bitcoin that will be bought if the purchase proceeds, the estimated exchange rate of the transaction, and any applicable transaction fees. If a user does not wish to continue with the purchase at the confirmation screen, they can use the back button to leave the page and the spot buy will not be executed. If the user wishes to proceed with the transaction on the basis of the terms displayed, the user can select the “Confirm buy” button to execute the spot buy. As soon as the spot buy is confirmed by the user, a series of automated API requests is sent to BitGo requesting to complete the trade. BitGo then processes the trade using its own technology and liquidity partners. If a processing error is encountered in any step, whether at Fold or at BitGo, the purchase is considered failed and the USD is returned to the user’s account. Once Fold receives a success notification from BitGo via API, the bitcoin becomes visible in the user’s app and they receive a purchase confirmation email with the final details of the transaction.
•
Recurring Trades: This feature, referred to as “Auto stack” within the Fold App, allows users to purchase a specific USD amount of bitcoin at a specified recurring interval. To set up this purchase type a user first selects the "Auto stack" option in the "Bitcoin" tab of the Fold App. Users are then taken to a page that explains the "Auto stack" feature, then prompted to continue on to a page in which the user can select from 3 recurring intervals - Daily, Weekly, or Monthly - and are advised that there is a minimum $10 requirement for recurring purchases. They may then input how much USD they wish to "Auto stack" on the interval they have selected. Their first purchase will execute at the time they set up this feature with all subsequent recurring purchases taking place at the time interval selected by the user. All "Auto stack" trades are executed via the API flow to BitGo as described in the “Spot Buys” section above. To turn this feature off, users can navigate to the "Bitcoin" tab of the Fold App, select the tab noting their purchasing schedule, and click "Turn off Auto stack." This action immediately disables all future "Auto stack" purchases.
•
Direct Deposits: This feature, referred to as “Direct to bitcoin” within the Fold App, allows users to automatically convert a percentage of all incoming USD deposits into bitcoin. To set up this purchase type, a user first selects the "Direct to bitcoin" option in the "Bitcoin" tab of the Fold App. Users are then prompted to choose what percentage of their deposits they wish to convert into bitcoin using this feature and can select any percentage from 1% to 100%. Once this feature has been turned on, all future USD deposits will be exchanged to bitcoin via the API flow to BitGo as described in the “Spot Buys” section above. The series of automated API requests is sent as soon as Fold receives notification of the incoming deposit from the external bank (which must be separately linked) where the USD funds originated from. To turn this feature off, users can navigate to the "Direct to bitcoin" option in the "Bitcoin" tab of the Fold App and click "Turn off Direct to bitcoin." The user will be asked to confirm the instruction, and once the user does so, "Direct to bitcoin" is immediately disabled for all future purchases.
•
Round-Ups: This feature, referred to as “Round ups” within the Fold App, allows users to automatically convert spare change from a Fold Debit Card transaction into bitcoin. To set up this purchase type, a user first selects the Round-Ups option in the "Cash" tab of the Fold App, reviews an explanatory page, and upon clicking "Continue" is then prompted to choose a multiplier - 1x, 2x, 5x, or 10x - that will be applied to their Round-up purchase. For example, if a user turns on Round ups, selects a multiplier of 5x, and then spends $5.73 on their Fold Debit Card, that Fold Debit Card transaction will result in a Round-Up of $1.35 ($0.27 “change” * 5x multiplier). There is a $10 minimum purchase amount for this feature, so users accumulate Round-Ups until their Round-Up balance meets or exceeds that threshold, at which time a bitcoin purchase is automatically initiated via the API flow to BitGo as described in the “Spot Buys” section above. To turn this feature off, users can select the Round ups option in the "Cash" tab of the Fold App and on the following page choose "Turn off Round ups". The user will be asked to confirm the instruction, and once the user does so, this action immediately disables all future Round-Up purchases and resets the user's accumulated Round ups balance to zero.
•
To sell bitcoin, users navigate to the "Bitcoin" tab of the Fold App and select the “Sell” button. They then can enter a specific USD amount they wish to sell, but which must be at least $10. After inputting that amount they are taken to a confirmation screen that displays the sale amount, the estimated exchange rate of the transaction, and any transaction fees as applicable. After confirming the transaction a series of automated API requests are sent to BitGo requesting to complete the trade. BitGo then processes the trade using their own technology and liquidity partners. If a processing error is encountered, whether at Fold or at BitGo, the sale is considered failed and the bitcoin is returned to the user’s account. Once Fold receives a success notification from BitGo via API, the USD becomes visible in the user’s app and they receive a sale confirmation email with the final details of the transaction.
•
To send bitcoin, users navigate to the "Bitcoin" tab of the Fold App and select the “⇅” button. They then select the “Send” option which prompts them to enter a specific bitcoin address to send to. Users are can send up to 100% of their available bitcoin balance. After entering the address, users are presented with a confirmation page that outlines the amount of bitcoin being sent, the address to which it is being sent, and any applicable processing or network fees. After confirming the transaction, a series of automated API requests are sent to BitGo requesting to complete the withdrawal. Once Fold receives a success notification from BitGo via API, the transfer request becomes visible in the user’s app and they receive a transfer confirmation email with the final details of the withdrawal.
•
To receive bitcoin, users navigate to the "Bitcoin" tab of the Fold App and select the “⇅” option. After selecting "Receive," a user is presented with their Fold bitcoin wallet address via both an alphanumeric address and a QR code. Users then copy that address into the bitcoin wallet from which they plan to deposit bitcoin and initiate the deposit via that bitcoin wallet. Processing of the bitcoin deposit occurs via the bitcoin network. When the deposit is received at the address specified, BitGo notifies Fold via API request. The deposit is then visible in the user’s app, and they receive a deposit confirmation email with the details of the deposit.

Fold Bitcoin Gift Card

•
Individuals can purchase the Fold Bitcoin Gift Card online or in physical locations. The minimum denomination for the card is $25.
•
To redeem the Fold Bitcoin Gift Card, users must first create an account as described above. Then, on the home screen of the Fold App, users may select "Redeem Bitcoin Gift Card" after which they will be prompted to enter the card's number and PIN. The user is then asked to redeem the card. A series of automated API requests is sent to BitGo requesting to complete a purchase for bitcoin equivalent to the USD amount of the card, minus processing fees. BitGo then processes the trade using its own technology and liquidity partners. Once Fold receives a success notification from BitGo via API, the bitcoin becomes visible in the user’s app and they receive a purchase confirmation email with the final details of the transaction.

Rewards

•
Users can access their earned rewards by selecting the “Bitcoin” tab in the Fold App and then selecting "Rewards." From that tab, users can review their earned reward history and withdraw their eligible rewards. To withdraw rewards, users select the “SEND” button and are prompted to enter their personal bitcoin wallet address in the “SEND TO” field. All reward balances are denominated in bitcoin with the current USD equivalents shown.

Daily Spin Wheel

•
Users can take advantage of Fold’s Daily Spin Wheel on the home page by selecting “Daily spin,” and clicking to spin. The Daily Spin Wheel includes a variety of prize “wedges”, all of which are comprised of varying amounts of sats (ex. 5 sats, 10 sats, 25 sats, etc.). These wedges vary from time to time at the Company’s discretion. When a user spins the wheel and lands on one of these wedges, the resulting bitcoin is immediately applied to their bitcoin Rewards balance. Those rewards can be accessed and withdrawn in the same manner as all other bitcoin rewards earned by a user on the Fold App

Account Settings

•
Users can manage their account settings, including their subscription plan, their profile details, their referral program information, and other relevant administrative actions, by selecting the menu bar on the top left of the home page.

Recent Developments

Credit Card

In March 2026, Fold launched, on a limited basis, the Fold Credit Card, an unsecured revolving consumer credit card that enables eligible cardholders to earn bitcoin rewards on qualifying purchases. The Fold Credit Card is issued by Celtic Bank and is processed on the Visa network, with Stripe supporting card processing and program management functions. See discussion in "Risks Related to Our Credit Card."

Debt Restructuring

On February 25, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund L.P. ("SATS"). Pursuant to the Purchase Agreement, SATS purchased from the Company a $13.0 million senior unsecured promissory note. On February 26, 2026, in connection with the closing of the Purchase Agreement, the Company repaid the March 2025 Investor Note (as defined below) with 500 bitcoin. On February 27, 2026, the Company repaid the June 2025 Amended Investor Note (as defined below) with $27.5 million. Following these transactions, the Company no longer has any outstanding convertible notes.

Updated App

On February 4, 2026, Fold released the second version of the Fold App, dubbed "Fold 2.0" which redesigned the App experience in preparation for launch of the Fold Credit Card.

Employee Bitcoin Bonus Program

In January 2026, we introduced the Employee Bitcoin Bonus program, which allows employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program.

Entry into Master Loan Agreement

On October 1, 2025, Fold, Inc., a wholly owned subsidiary of the Company, entered into a Master Loan Agreement with Two Prime Lending Limited (“Two Prime”), as amended, that established a revolving credit facility (the “Credit Facility”) pursuant to the terms of which Fold, Inc. may, from time to time, request an advance of funds, and Two Prime may, in its sole and absolute discretion, extend or decline such advance on terms acceptable to Fold, Inc. and Two Prime and as set forth in individually executed loan term sheets.

Entry into Equity Purchase Facility Agreement

On June 16, 2025, the Company entered into an Equity Purchase Facility Agreement (the “Facility”) with SZOP Opportunities I, LLC ("SZOP"), pursuant to which SZOP committed to purchase, subject to certain conditions and limitations, up to $250,000,000 in newly issued shares of the Company’s common stock. For further information, see the discussion in Risks Related to Our Equity Purchase Facility and the discussion in Note 11 (Stockholder's Equity).

Bitcoin Gift Card

In May 2025, Fold publicly announced a new product line, the Fold Bitcoin Gift Card. This product provides customers with the ability to purchase USD-denominated gift cards through the Fold App, online gift card distributors, and national brick-and-mortar merchant locations and redeem those gift cards for bitcoin through Fold.

Merger

Fold, Inc. was incorporated in the state of Delaware on August 20, 2019. On July 24, 2024, Fold, Inc. entered into a definitive agreement (the "Merger Agreement") with FTAC Emerald Acquisition Corp. (“FTAC Emerald”), a publicly-traded special purpose acquisition company, providing for a proposed business combination (the "Merger") pursuant to which Fold, Inc. would be the surviving entity of a merger with a wholly-owned subsidiary of FTAC Emerald, and FTAC Emerald would become Fold Holdings, Inc. The registration statement for the Merger was declared effective by the Securities and Exchange Commission on January 23, 2025, the Merger was approved by FTAC Emerald’s shareholders on February 13, 2025, and the business combination was finalized on February 14, 2025.

Industry Overview

Bitcoin

Introduced in 2008, bitcoin is a trustless decentralized digital currency operating on a peer-to-peer network. Bitcoin is built on free and open-source technology which ensures secure and transparent transactions. As of December 31, 2025, bitcoin remains the largest cryptocurrency by market capitalization, with significant trading volumes across global exchanges. Over the first 15 years of its existence, the adoption rate of bitcoin as measured by the annual increase in the total number of users has exceeded that of the internet over the first 15 years of the latter’s existence.

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
•
Technological Innovation: Advances in blockchain technology, improvements in scalability, and enhanced security protocols can increase bitcoin adoption and integration into various financial systems.
•
Demographic Trends: Younger households, particularly Millennials and Generation Z, are more accepting of bitcoin than older generations. As Millennials and Generation Z accumulate their own savings and inherit wealth from older generations, we expect that the demand for bitcoin and bitcoin financial services to be impacted.

We expect each of the above, among other factors, to contribute to the pace of bitcoin adoption and to the size of the addressable market for our products and services. The timing of these events as well as the potential occurrence of other unforeseeable events that impact our industry is uncertain and may have a direct impact on our business.

Our Customers

As of December 31, 2025, we had nearly 84,000 Verified Accounts (as defined below) on the Fold platform.

Fold caters to a valuable customer segment. According to a January 2025 survey of our users, our current core customer demographic is just entering their financial prime (83% were between 25-54 years old) with a strong financial position (81% had credit scores of 700+ and 71% made over $100K income per year). This demographic is on the cusp of some of the most important financial decisions of their lives: starting families, starting businesses, buying homes, preserving wealth, and making long-term financial plans. Select customer demographic information based on historical company data and customer surveys from 2022-2025 includes:

Age Distribution:

•
83% of users are between 25-54 years old
o
The largest age demographic is 35-44 (39%)
o
The second largest demographic is 45-54 (27%)
o
Approximately 1% are 18-24

Income Levels:

•
71% of users have household incomes of $100,000+
o
26% have household income of $150,000-$249,000
o
21% have household income of $250,000+

Creditworthiness:

•
81% have credit scores of 700+, with 40% having scores of 800+

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

Our Strategic Partners

We have strategic partnerships with a number of third-party service providers to operate certain of our products and services, including:

Marqeta, Inc. (“Marqeta”) - Marqeta powers the modern card-issuing platform that enables Fold to create, distribute, and manage customized payment cards and financial products. Marqeta serves as the program issuer for the Fold Debit Card.

Visa U.S.A. Inc. (“Visa”) - Visa is a global payment technology company that facilitates electronic funds transfers, primarily through credit, debit, and prepaid cards, enabling secure and efficient payments worldwide for Fold. The Fold Debit Card and Fold Credit Card can be used on the Visa Network to spend funds wherever Visa is accepted.

Sutton Bank - USD funds deposited in the Fold Checking Account and available to fund purchases using the Fold Debit Card are held at Sutton Bank, an FDIC-insured bank. As long as specific deposit insurance requirements are met, Fold customer funds held at Sutton Bank are insured up to $250,000 by the FDIC in the event Sutton Bank fails. Fold does not directly hold or control any of its customers’ USD funds.

BitGo - Fold partners with BitGo, a federally chartered national trust bank, to offer eligible customers the ability to buy, sell, store, and withdraw bitcoin through Fold. As a national trust bank, BitGo is authorized to perform fiduciary custody of digital assets, including bitcoin, and is subject to ongoing supervision by the OCC. Additional information with respect to BitGo's qualifications under applicable law can be found online at https://www.bitgo.com/company/licenses. Fold does not directly hold or control any of its customers’ digital assets.

Stripe - Stripe, Inc. and its affiliates (“Stripe”) provide payment processing capabilities and related technology infrastructure that support key aspects of the Fold Credit Card program’s day-to-day operations, including enabling card transaction workflows and related payment processing functions. Stripe also provides certain operational, technical, and administrative support services associated with the program, including tools and processes that support program operations and ongoing coordination activities customary for a credit card program.

Celtic Bank - Celtic Bank, a Utah state-chartered bank (“Celtic Bank”) is the issuer of the Fold Credit Card and, as issuer, originates cardholder accounts and is responsible for underwriting and credit approval decisions in accordance with applicable law and the applicable program terms. Celtic Bank also establishes and administers key account terms and disclosures for approved accounts and performs issuer functions associated with ongoing account administration and servicing. Fold supports the program by serving as servicer for cardholder accounts on Celtic Bank’s behalf through designated service providers, including receiving payments and performing certain servicing and operational functions as contemplated by the cardholder agreement.

Merchant Networks - Fold partners with a number of merchant offer wholesalers and direct merchant relationships to offer gift cards, card-linked offers, and other affiliate offers from time to time. Fold has established an extensive partnership network across multiple vendors to provide customers with an extensive number and quality of merchant offers, and we regularly review new and existing partnerships to optimize our offers network.

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

Bitcoin Treasury & Accumulation Strategy

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. We consider bitcoin to be an important strategic reserve asset that, due to its finite fixed supply, has the ability to mitigate inflationary trends. Bitcoin is a unique store of value with a finite fixed supply, which we believe provides price appreciation potential for bitcoin in both the near- and long-term. We believe that the adoption tailwinds powering bitcoin’s historical growth will continue with potential to accelerate, providing attractive value growth opportunities. For information regarding volatility in the bitcoin market, see the discussion in “Risk Factors - We may suffer losses due to abrupt and erratic market movements” and “Risk Factors - Volatility in the price of bitcoin could limit our options in obtaining cash funding on favorable terms.”

As of March 17, 2026, Fold had 827 bitcoin in our Investment Treasury. Our treasury strategy contemplates that we may (i) periodically sell bitcoin for general corporate purposes to support our operating business, (ii) pledge or commit a portion of our bitcoin as collateral for purposes of entering into financing transactions, (iii) utilize our bitcoin as reserve collateral for various products used in our operating business, and/or (iv) consider opportunities to create income streams or otherwise generate funds using our bitcoin holdings. We may from time to time identify and/or implement additional strategies to more effectively utilize our Investment Treasury to support our overall business. Until such time that we consider it appropriate to utilize our bitcoin in one of those ways, we intend to hold bitcoin as a near- to long-term investment to preserve potential upside in the value of that bitcoin. We believe holding bitcoin on our corporate balance sheet has the potential to provide stockholder value for several reasons:

Price appreciation: Bitcoin has experienced meaningful price appreciation over the past decade, significantly outperforming the S&P 500, US treasury yields, and other traditional investments over the same time frame. We believe bitcoin adoption will continue to grow over the coming years, which has potential to provide an opportunity for continued price appreciation.

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

Our Growth Strategy

Our primary strategic growth initiatives are:

1. Continue to Build an Integrated Financial System

We are seeking to build an integrated financial system that enables users to combine spending, savings, and financial planning behaviors for both bitcoin and USD within a single account. We believe this integrated approach enables strong cross-sell, higher engagement, and increasing customer lifetime value as users consolidate financial activity. We remain focused on enhancing our bitcoin financial services platform by continuing to invest in the development of new products to enhance our users' financial options and compound the value of Fold to them as their financial home. We believe this is critical as generational wealth continues to shift to younger generations more accepting of bitcoin.

2. Scale Adoption through Trusted Distribution

We believe adoption accelerates when new financial tools appear in familiar, trusted environments. Our distribution strategy emphasizes entering into and expanding partnerships with major retailers, employers, and financial institutions. We believe these channels expand reach, increase legitimacy, and reduce friction for mainstream adoption, positioning Fold as a credible on-ramp into bitcoin for households and businesses across the United States.

3. Focus on Capital-Efficient Growth

Fold's prior growth has been driven primarily through organic adoption, community engagement, and partner-led distribution, resulting generally in high quality users with limited marketing expenditures. While we intend to continue customer acquisition through organic methods and partner-led distribution channels as described above, we are also focused on utilizing paid marketing opportunities where returns are measurable and should be repeatable, with a focus on durability and lifetime value when it comes to customer acquisition. Paid marketing efforts are aimed at both net new customer acquisition as well as at increasing member engagement through-funnel conversion and retention. As we continue to refine our product to meet customer needs, we believe it is important to be disciplined about capital expenditures for marketing and carefully scrutinize our customer acquisitions costs.

4. Maintain Institutional Trust and Safety at Scale

Trust is foundational to long-term financial relationships. Fold now operates nationwide with institutional-grade custody, regulatory infrastructure, and governance we believe is designed for durability as adoption scales. We believe this foundation differentiates Fold from less-regulated platforms and supports long-term customer confidence in the security of their bitcoin holdings. As a publicly traded company using a federally chartered national trust bank custodian, Fold seeks to position itself as a reliable, secure, trustworthy, and transparent platform for engaging in bitcoin financial services.

5. Build a Durable Foundation for Long-Term Growth

Fold is dedicated to creating a foundation for growth and believes it has made product and growth investments that will enable it to scale responsibly. For example, we believe rolling out the Fold Credit Card on an initially limited basis is a responsible choice which preserves flexibility and allows the credit card program to scale in a way responsive to customer needs. We also maintain an Investment Treasury which we believes provides us with operational flexibility to respond to various needs and opportunities that may arise in the future. For example, we may obtain funding for various purposes (such as, for example, for new products or services) by offering the bitcoin in our Investment Treasury as secured collateral to lenders, or by selling that bitcoin to support Fold's needs.

Competitive Landscape

Fold operates in a unique segment within the competitive landscape, specializing in bitcoin financial services for the segment of individuals incorporating bitcoin into their financial lives to build long-term savings and access new financial opportunities.

Across our product lines we compete with various financial services providers like Block, Inc., Robinhood Markets, Inc., Coinbase Global, Inc., Payward, Inc. (d/b/a Kraken), Fidelity Crypto, and PayPal Holdings, Inc., among others. These providers offer various traditional and bitcoin-based financial products and services, including but not limited to exchange products, banking and savings products, debit and credit card products, and rewards products. Within the card program space specifically we compete with other consumer cryptocurrency and cash rewards cards, such as the Coinbase One Card, Robinhood Gold Card, Gemini Credit Card, Venmo Credit Card, and Discover Cash Back Debit Card. Our competitors have substantial resources, varying business models and focus areas, and many have overlapping product features with Fold.

Employees and Culture

As of December 31, 2025, we employed a total of 40 full-time employees and have engaged various contractors.

Many of our employees are highly skilled in technical areas specific to payment technology, software solutions, risk & compliance, and public company financial reporting requirements. From time to time, we supplement our workforce with consultants or independent contractors, primarily in the information technology area, through contracted service arrangements.

Our employees are key to our success as a company, and we are committed to attracting, developing and retaining the best talent. We attract, develop, and retain the best talent through various means including performance evaluation and goal setting.

We provide employees with competitive compensation and benefits consistent with positions, skill levels, experience, knowledge, and geographic location. All employees are eligible for company equity (in the form of Fold Restricted Stock Units ("RSUs")), health insurance, paid and unpaid leave, a 401(k) retirement plan, and life/disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible spending accounts, health saving accounts, paid parental leave, flexible work arrangements, annual training and tuition allowances, and other benefits.

Our executive management team and Human Resources department from time-to-time, as needed, review and update our talent strategy, monitoring a variety of data, to design and implement effective reward/recognition, training, development, succession, and benefit programs to meet the needs of our businesses and our employees.

Facilities

We are a remote-first company with our official headquarters in Phoenix, Arizona and a distributed workforce.

Regulatory Environment

We operate in a rapidly evolving regulatory environment governed by U.S. federal and state laws. These regulations cover most aspects of our business, including consumer finance and protection, privacy and data protection, banking, and payments. Other relevant laws include those prohibiting unfair and deceptive acts or practices, alongside public policy and general principles of equity, which may apply to our banking and payment activities. These laws and regulations impact our business directly and indirectly, mainly through our partnerships with Marqeta and Sutton Bank, which provide our customers with deposit accounts and debit cards, and with BitGo.

Fold has established a robust Customer Identification Program (CIP) with the primary objective of forming a reasonable belief that we possess accurate information regarding the true identity of each of Fold’s customers. Our services are exclusively intended for individuals aged 18 years or older in the United States with national or residency status. We have partnered with Sardine.ai, a third-party provider specializing in supporting Know Your Customer (KYC) services, fraud detection, and sanctions screening efforts. Fold recognizes the dynamic nature of the financial landscape and is committed to maintaining a robust risk management framework. Through Sardine.ai, we employ a sophisticated risk rating system that continuously evaluates user profiles to enhance our security measures. This dynamic risk rating is subject to adjustments based on a combination of transaction monitoring rules, news alerts, and ongoing sanctions screening. Our risk rating framework is designed to adapt to changes in user behavior, transaction patterns, and external factors that may impact risk exposure. Our system regularly reviews transactions against predefined monitoring rules to identify any unusual or potentially high-risk activities. Additionally, we actively monitor negative news alerts that may have implications for a user’s risk profile.

The following summarizes certain aspects of the various statutes and regulations. This summary is not a comprehensive analysis of all applicable laws and is qualified by reference to the full text of statutes and regulations below.

Anti-Money Laundering (AML) and Sanctions Laws

Although Fold is not directly subject to the Bank Secrecy Act or other regulations related to anti-money laundering, our relationships with Sutton Bank and BitGo, together with our obligations under applicable sanctions laws, require us to comply with AML requirements. This is because both Sutton Bank and BitGo are considered “financial institutions” subject to the Bank Secrecy Act. Because we act as an intermediary between our customers and Sutton Bank and BitGo, we must take certain actions to facilitate their compliance, as described below.

Fold is required to stay updated with constantly changing AML regulations, including those set by the intergovernmental organization the Financial Action Task Force, local laws, and our partners. As a mobile application, we face significant challenges, such as remote onboarding of our customers, which makes it difficult to verify the identity of customers submitting applications for the Fold products thoroughly. In addition, the high volume of transactions both in our debit card and bitcoin buying and selling makes it difficult to monitor transactions for AML purposes. To mitigate these risks, Fold has implemented a risk-based approach AML program to measure customer identification practices, monitoring (real-time monitoring) and escalate questionable activities, and maintain records to prevent illicit financial activities in our platforms.

As for counter-terrorism financing, Fold, through its partnership with Sardine.ai, is committed to ensuring its adherence to all Office of Foreign Asset Control ("OFAC") regulations and that no transactions are involved with a sanctioned country. Fold is dedicated to maintaining a high standard of compliance with international regulations, and our proactive approach to sanctions screening is an integral part of our commitment to prevent any engagement with sanctioned individuals or entities. We prioritize the safety and compliance of our platform to ensure a secure environment for all users. As part of our commitment to regulatory compliance, we proactively conduct screening against the Office of Foreign Assets Control (OFAC) and sanctions lists for all users during the onboarding process. This screening is performed using the data points provided by users during the registration phase.

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

State Money Transmission and Virtual Currency Laws

BitGo converted to a national trust bank in December 2025, is subject to supervision, examination and enforcement by the OCC, which differs to some degree from the state-level regulatory framework applicable to its prior South Dakota Trust charter. As a national trust bank, BitGo is authorized to perform fiduciary custody of digital assets, including bitcoin. BitGo is subject to the U.S. Bank Secrecy Act and related AML and counter-terrorism financing law requirements as a bank, including comprehensive Bank Secrecy Act/AML compliance, consumer due diligence, suspicious activity and currency transaction reporting, sanctions compliance, and ongoing regulatory supervision.

Consumer Financial Protection Bureau (CFPB) Regulations

The CFPB oversees financial institutions to ensure adherence to federal consumer financial laws. We are required to stay abreast of CFPB’s constantly changing rules and regulations to safeguard consumers and ensure that our marketing communications on social media, blogs, and websites are not considered deceptive, abusive, or unfair.

Clear and Transparent Communication:

•
All marketing materials must clearly and transparently disclose product terms and conditions.
•
Regularly review and update content to stay compliant.

Regular Audits:

•
Work with our bank partners to conduct regular audits.
•
Identify and rectify any potentially unfair or deceptive practices.

Timely and Understandable Documentation:

•
Ensure all documents are easily understood and provided within the required timeframes.
•
Provide consumers with clear information about their debt and rights.

Staff Training:

•
Regularly train staff on non-discriminatory practices and policies.
•
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

Contractual Measures: We utilize nondisclosure agreements and other contractual restrictions in an effort to establish legally enforceable restrictions on access to and use of our proprietary information.

Risk Management: Limiting access to confidential information is part of our overall risk management strategy to minimize potential intellectual property theft or misuse.

Legal and Regulatory Proceedings

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We are currently the defendant in a bankruptcy clawback proceeding as described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in “Note 13. Commitments and Contingencies” in the Notes to our Financial Statements; while the outcome of this proceeding is uncertain, we do not believe it is likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, which was consummated on December 20, 2021, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A. Risk Factors.

RISK FACTORS

The below is a summary of principal risks to our business and risks associated with ownership of our securities. The risks and uncertainties described below should be carefully considered, together will all other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before making a decision to invest in our securities. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or what we currently do not believe are material. In the event that any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected and could lead to a decline in the market price of our securities.

Risks Related to Fold’s Business and Industry

Our operating results have and will significantly fluctuate, including due to the highly volatile nature of bitcoin.

Our operating results are in part dependent on the broader bitcoin economy. Due to the rapidly evolving nature of digital assets and the volatile price of bitcoin, which has experienced and continues to experience significant volatility, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader bitcoin economy. Our operating results will also continue to fluctuate significantly as a result of a variety of other factors, many of which are unpredictable and in certain instances are outside of our control, including:

•
our ability to attract, maintain, and grow our customer base and engage our customers;
•
changes in the legislative or regulatory environment or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
•
regulatory changes or scrutiny that impact our ability to offer certain products or services;
•
our ability to continue to diversify and grow our subscription and services revenue;
•
our mix of revenue between transaction and subscription and services;
•
pricing for or temporary suspensions of our products and services;
•
investments we make in the development of products and services, as well as sales and marketing;
•
our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•
market conditions of, and overall sentiment towards, bitcoin;
•
macroeconomic conditions, including interest rates, inflation and central banking policies;
•
adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•
the development and introduction of existing and new products and services by us or our competitors;
•
our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive, and our costs associated with being a public company;
•
system failure, outages or interruptions affecting our platform or the platforms of the third-party partners we rely upon;
•
the financial stability of our third-party partners;
•
our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses;
•
breaches of security or privacy;

•
inaccessibility of our and our partners’ platforms due to our or third-party actions;
•
our ability to attract and retain talent; and
•
our ability to compete with our competitors.

Additionally, we believe that younger generations increasingly view bitcoin not as a peripheral or alternative asset, but as a core component of their financial lives. We believe that our society is entering a long-term generational wealth transfer period and transition in how households think about savings, security, and wealth preservation. We believe that this generational transition has the potential to drive growth within our industry. However, as a result of the factors outlined above, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term.

In view of the rapidly evolving nature of our business and bitcoin, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our securities may increase or decrease significantly.

The slowing or stopping of the development or acceptance of bitcoin and bitcoin-based technologies, and blockchain networks more broadly, could have a material adverse effect on the successful development and adoption of our business.

Our business depends on the continued growth, development, and acceptance of bitcoin, which is subject to a high degree of uncertainty. Key factors influencing the further development of bitcoin include the global adoption of bitcoin and general acceptance of blockchain networks; regulatory and quasi-government restrictions on access to and operation of bitcoin or blockchain networks more broadly; and the maintenance of open source protocols that support the bitcoin network. Additional factors, such as shifts in consumer demographics and public preferences, the availability of alternative transaction methods, the potentially speculative nature of bitcoin, and economic conditions domestically and globally, also contribute to this uncertainty. If bitcoin adoption, acceptance, or functionality slows, halts, or changes in a way that diminishes our ability to grow our business, our financial condition and growth prospects could be materially and adversely affected.

We are subject to an extensive, highly-evolving and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, credit, bitcoin asset custody, exchange, and transfer, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), money transmission (including prepaid access), virtual currency business, consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, bitcoin assets, generative artificial intelligence (“AI”) and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the bitcoin economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the bitcoin economy, prepaid access, virtual currency business, credit cards, and gift card resale requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with applicable laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

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

We believe that the products and services offered by us directly, as opposed to those that are offered by our third party service providers, including BitGo and Sutton Bank, are not subject to supervisory authority of regulatory authorities, or are only subject to certain regulatory regimes, such as banking regulations. However, these products and services may cause us to be deemed to be engaged in a form of regulated activity for which licensure is required or cause us to become subject to new and additional forms of regulatory oversight or supervision. To the extent that we or our employees, contractors, or agents are deemed or alleged to have violated or failed to comply with any laws or regulations, including related interpretations, orders, determinations, directives, or guidance, we or they could be subject to a litany of civil, criminal, and administrative fines, penalties, orders and actions, including being required to limit, suspend, or terminate the offering of certain products and services. Moreover, to the extent our customers nevertheless access our and our partners’ platforms, products or services outside of jurisdictions where we have obtained required governmental licenses and authorization, we could similarly be subject to a variety of civil, criminal, and administrative fines, penalties, orders and actions as a result of such activity.

Due to our business activities, it is possible that in the future we may be subject to investigations and inquiries by U.S. federal and state regulators and foreign regulators, many of which have broad discretion to audit and examine our business. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in future litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

Our or our third-party partners’ failure to safeguard and manage our and our customers’ fiat currencies and bitcoin could adversely impact our business, operating results, and financial condition.

Our third-party banking partner, Sutton Bank holds cash on behalf of our customers, and our third-party custody partner, BitGo safeguards bitcoin on behalf of our customers. Safeguarding customers’ cash and bitcoin is integral to the trust we build with our customers. We believe our and BitGo's policies, procedures, operational controls and controls over financial reporting help to protect us from material risks surrounding the safeguarding of these assets and conflicts of interest; however, our and/or BitGo’s efforts to develop and implement such policies, procedures, operational controls and internal controls may not be sufficient. BitGo's controls include, among others, controls over the segregation of corporate bitcoin balances from customer bitcoin balances, controls over the processes of customer bitcoin transactions, and controls relating to on-chain movement and reconciliation of bitcoin balances.

As of December 31, 2025, a substantial majority of (over 99%) the bitcoin held in our Rewards Treasury (as defined below) and Investment Treasury (as defined below, and together with the Rewards Treasury, our "Corporate Treasury") was held at BitGo. Bitcoin that we hold at BitGo is required to be held in separate wallets under Fold’s name and is required to not be commingled with the bitcoin held at BitGo on behalf of our customers, BitGo’s other customers, or BitGo itself. As of December 31, 2025, a substantial majority (over 99%) of our Corporate Treasury that we custody with BitGo was held in multi-signature cold storage wallets, with the remainder held in self-managed hot wallets for operational purposes.

All bitcoin held on behalf of our customers is stored directly at BitGo for which BitGo controls the private keys. At any given time, approximately 90% of bitcoin held in this capacity is held in omnibus cold storage wallets, with the remainder held in hot wallets used to facilitate customer withdrawals and other real-time operational needs.

Sutton Bank holds cash in accounts designated as "for the benefit of our customers." We have also entered into partnerships with third parties where our partners receive and hold customer funds. Our customers open accounts directly with BitGo to custody their bitcoin and receive other bitcoin-related services, and directly with Sutton Bank to hold cash and receive other fiat-related services. Our and our financial partners’ abilities to accurately hold customer cash and bitcoin, as well as cash and bitcoin we hold for our own investment and operating purposes, requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity and financial condition to manage these risks. As we maintain, grow and expand our product and services offerings we also must scale and strengthen our internal controls and processes, and monitor our third party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely impact our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same.

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

Prudential banking regulators in the United States, including the FDIC, have recently increased their scrutiny of bank partnerships with third-party financial service providers through the release of statements, requests for information, and proposed regulations. These releases have coincided with a significant increase in the number of enforcement actions relating to banks’ third-party arrangements. These and other regulatory initiatives by U.S. federal or state prudential banking regulators may constrain the operations of our partner banks in the United States, including those with which we may partner in the future either in addition to or in lieu of our existing arrangements. Such banks may be prohibited from partnering with us, or may terminate our relationship once established, as a result of increased regulatory scrutiny or changes to applicable laws and regulations.

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

We may be subject to additional regulatory scrutiny and recordkeeping requirements due to the recent bankruptcy case of Synapse Financial Technologies, Inc.

Fold, through its partnership with Sutton Bank (and/or any other partner banks), may provide deposit accounts to Fold’s customers. Sutton Bank (and/or any other partner banks) may hold funds in the deposit account in an omnibus account on behalf of customers. In certain circumstances, Sutton Bank (and/or any other partner banks) may rely on Fold’s records for identifying customers and reconciling certain transactions made to or from deposit accounts, including any commingled funds within the omnibus account. Any failure by Fold to maintain complete and accurate records could create uncertainty as to fund attribution and cause delays or outages for customers seeking to withdraw funds from or through Fold’s platform.

Certain U.S. federal and state prudential banking regulators have cited the recent bankruptcy case of Synapse Financial Technologies, Inc. in connection with related proposed regulatory initiatives which may affect our business. On September 17, 2024, the FDIC, citing certain alleged recordkeeping issues attendant to Synapse’s commingling of customer funds in custodial accounts, published a notice of proposed rulemaking which would require certain heightened standards for reconciliation and recordkeeping associated with certain custodial accounts containing commingled customer funds. These and other regulatory initiatives by U.S. federal or state prudential banking regulators, if enacted, may increase compliance costs associated with our business or impact our relationships with current or prospective partner banks (see above risk factor: Our relationships with bank partners in the United States may subject us and our partners to additional regulatory scrutiny.).

Changes in card network rules or standards could adversely affect our business.

We are registered as a service provider with the Visa network. As such, we are subject to card network rules that could subject us to a variety of fines or penalties and other compliance obligations. The termination of our registration or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating our business or limit our ability to provide our services to our customers, and could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and compete against companies with greater financial and other resources, and our business, operating results, and financial condition may be adversely affected if we are unable to respond to our competitors effectively.

The bitcoin-focused, consumer financial services industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and uncertain and evolving industry and regulatory requirements. We expect competition to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on bitcoin-based services. Our main competition falls into the following categories:

•
traditional financial firms that have entered the bitcoin market in recent years and offer overlapping features targeted at our customers;
•
financial technology providers that do not focus on bitcoin and may attempt to position themselves as a safer alternative to our products and services;
•
mobile payment companies; and
•
companies focused on the bitcoin market, some of whom choose to operate outside of local rules and regulations or in jurisdictions with less stringent local rules and regulations and are potentially able to more quickly adapt to trends and to develop new bitcoin-based products and services as a result of operating under different regulatory frameworks.

Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development, and we expect these companies to continue to develop similar or potentially superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer bitcoin-based services in the future as the industry continues to gain adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Our existing competitors have, and our potential competitors are expected to have, various competitive advantages over us, such as:

•
the ability to offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners, and other factors) such as non-bitcoin digital assets or services that would requires securities, derivatives, or other specialized regulatory permissions under U.S. or foreign laws;
•
greater name recognition, longer operating histories, larger customer bases, and larger market shares;
•
larger sales and marketing budgets and organizations;
•
more established marketing, banking, and compliance relationships;
•
greater customer support resources;
•
greater resources to make acquisitions;
•
lower labor, compliance, risk mitigation, and research and development costs;
•
larger and more mature intellectual property portfolios;
•
greater number of applicable licenses or similar authorizations;
•
operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and
•
substantially greater financial, technical, and other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results, and financial condition could be adversely affected.

Our long-term success depends on our ability to develop new and innovative products and services to address and keep pace with the rapidly evolving market for payments and financial services, and if we are not able to implement successful enhancements and new features for our products and services, our business, operating results and financial condition could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in digital banking, mobile financial apps, and point-of-service solutions, as well as developments in bitcoin.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. For example, disruptive technologies such as generative AI may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to develop new and innovative products and services may be inhibited by industry-wide standards, payment networks, existing and future laws and regulations, resistance to change from our customers' or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new and innovative products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business, operating results and financial condition would be materially and adversely affected.

We often rely not only on our own initiatives and innovations, but also on third parties, including payment networks, banking partners, and technology vendors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

As we expand our activities, our obligations to comply with the laws, rules, regulations, and policies of a variety of jurisdictions will increase and we may be subject to inquiries, investigations, and enforcement actions by U.S. and non-U.S. regulators and governmental authorities, including those related to sanctions, export control, and anti-money laundering.

We are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of Commerce’s Bureau of Industry and Security, as well as U.S. anti-money laundering and counter-terrorist financing laws and regulations enforced by the Financial Crimes Enforcement Network (“FinCEN”) and certain state financial services regulators. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, currently the Crimea Region, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, Cuba, Iran, and North Korea, as well as with persons, entities, and governments of those and other jurisdictions identified on certain prohibited party lists. Moreover, as a result of the Russian invasion of Ukraine, the United States, the E.U., the United Kingdom, and other jurisdictions have imposed wide-ranging sanctions on Russia and Belarus and persons and entities associated with Russia and Belarus. There can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures against Russia or Belarus. Through Sardine.ai, we have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of blockchain addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. The impact on us related to such matters could be substantial. Although we have implemented controls, and are working to implement additional controls and screening tools designed to prevent sanctions violations, there is no guarantee that we will not inadvertently provide access to our products and services to sanctioned parties or jurisdictions in the future.

Regulators worldwide frequently study each other’s approaches to the regulation of the cryptoeconomy. Consequently, developments in any jurisdiction may influence other jurisdictions, including in the United States. As a result, the risks created by any new law or regulation in one jurisdiction may be replicated in the United States, affecting our business.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the scope of our operations and the evolving global regulatory environment, could result in a single event prompting overlapping investigations and legal and regulatory proceedings by government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our analysis that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

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

We may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising, and securities. In addition, we may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•
substantial payments to satisfy judgments, fines, or penalties;
•
substantial outside counsel, advisor, and consultant fees and costs;
•
substantial administrative costs, including arbitration fees;
•
additional compliance and licensure requirements;
•
loss or non-renewal of existing licenses or authorizations, or prohibition from or delays in obtaining additional licenses or authorizations, required for our business;
•
loss of productivity and high demands on employee time;
•
criminal sanctions or consent decrees;
•
termination of certain employees, including members of our executive team;
•
barring of certain employees from participating in our business in whole or in part;
•
orders that restrict our business or prevent us from offering certain products or services;
•
changes to our business model and practices;
•
delays to planned transactions, product launches or improvements; and
•
damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results, or financial condition because of legal costs, diversion of management resources, reputational damage, and other factors. We are currently the defendant in a bankruptcy clawback proceeding as described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in “Note 13. Commitments and Contingencies” in the Notes to our Financial Statements; while the outcome of this proceeding is uncertain, we do not believe it is likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

Loss of a critical banking or insurance relationship could adversely impact our business, operating results, and financial condition.

Although a number of significant U.S. banks and investment institutions have indicated they plan to begin allowing their customers to carry and invest in bitcoin, the acceptance and use of bitcoin by banks is relatively uncommon and may never become mainstream. Indeed, a number of companies and individuals engaged in bitcoin-related activities have been unable to find banks or financial institutions that are willing to provide them with banking services. Similarly, a number of companies and individuals or businesses associated with bitcoin may have had and may continue to have their existing banking services discontinued with financial institutions in response to government action. We also may be unable to obtain or maintain these services for our business. To date, we have not experienced such issues in finding banks or financial institutions willing to provide services to us that have had a material impact on our business, financial condition or results of operations.

We rely on bank relationships to provide our products and services and to connect us to payment card networks. As a bitcoin-focused, consumer financial services business, our banking partners may view us as a higher risk customer for purposes of their anti-money laundering programs. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our banking partners’ policies. The loss of these banking partners or the imposition of operational restrictions by these banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks.

However, if these financial institutions are subject to receivership, resolution or failure, or if banking relationships become severely limited or unavailable to bitcoin participants, there could be temporary delays in or unavailability of services that are critical to our or our partners’ operations or our customers, a further limit on available vendors, and reduced quality in services. For example, while our business and operations were not materially affected by the closures of Silvergate Capital Corp. and Signature Bank and the cessation of their real-time fiat currency payment networks in March 2023, large bitcoin and digital asset industry participants experienced a temporary inability to transfer fiat currencies outside of standard business hours.

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

Any significant disruption in our products and services, in our information technology systems, or in the bitcoin network related to our business, could result in a loss of customers or funds and adversely impact our brand and reputation and our business, operating results, and financial condition.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, our ability to enable bitcoin-related transactions and rewards, and our ability to operate at a high level are dependent on our ability to access the bitcoin network, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of the bitcoin network will depend on a network of computers, miners, and validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and the bitcoin network have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, computer viruses or other malware, distributed denial-of-service and other cyberattacks, disruptions in telecommunications services, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, fraud, military or political conflicts, terrorist attacks, or other events. In addition, extraordinary volumes of usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems or the systems of our third-party service providers and partners are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may be interrupted or fail, resulting in unanticipated disruptions, slower response times or delays in processing customer transactions, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of transactions, unauthorized transactions, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers, these customers could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

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

Our and our customers’ bitcoin could be subject to risk in the event of an insolvency of BitGo.

Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. Thus, bitcoin held by us or our customers at a custodial partner such as BitGo may be considered to be the property of a bankruptcy estate in the event of a bankruptcy. Recent bankruptcy decisions involving digital-asset companies have demonstrated that, where custodial arrangements are not clearly segregated in practice or do not confer explicit ownership rights under applicable law, courts may treat customer assets as property of the bankruptcy estate notwithstanding contractual language to the contrary. In addition, bitcoin held on behalf of our customers could also be considered part of our own bankruptcy estate if we were to become insolvent. Further, such bitcoin could be misappropriated by a custodial partner despite clear commitments to segregation and ownership rights such that we are treated as an unsecured creditor.

Bitcoin held in segregated wallets could be viewed as less of a risk in an insolvency proceeding. This is because such bitcoin can be clearly identified, as opposed to where assets are commingled with those of other holders. However, BitGo does not currently offer segregated wallet services to our customers. This may cause our customers to view our bitcoin-related services as more risky compared to other types of bitcoin products and services, and may cause our customers to withdraw bitcoin from the wallet services we provide through BitGo.

If custodially-held bitcoin is determined to be the property of BitGo's or another custodial partner's bankruptcy estate, we and our customers could be treated as a general unsecured creditor, inhibiting our and our customers’ ability to exercise ownership rights with respect to such bitcoin and potentially being required to share the value of our bitcoin, either in the form of spot bitcoin or a determined cash value on a given date, with those of other creditors. In addition, it is possible that a bankruptcy court would require all bitcoin and other digital assets held by a custodian to be converted into cash, which could result in our incurring significant capital gains tax charges. Even if we are able to prevent our and our customers’ bitcoin from being considered the property of BitGo's bankruptcy estate as part of an insolvency proceeding, it is possible that we or our customers would still be delayed or may otherwise experience difficulty in accessing bitcoin held by BitGo during the pendency of the insolvency proceedings. Furthermore, bankruptcy trustees and regulatory authorities have, in recent cases, pursued clawback, preference, and fraudulent transfer claims against digital-asset companies and counterparties, even where the transfers involved customer-facing operational flows. Similar theories could be asserted against us or our customers depending on future legal developments.

Any such outcome could have a material adverse effect on our financial condition and the market price of our securities. In addition, even if BitGo itself does not become insolvent, a series of insolvencies of high-profile custodians such as occurred in 2022, and more recently in October 2025 with the Nevada cease-and-desist order issued against Fortress Trust, LLC, one of our former custodians, could result in customers finding our services more risky and less attractive as compared to competitors, and any failure to increase our customer base or discontinuation or reduction in use of our platform and products by existing customers could adversely impact our business, operating results, and financial condition.

On August 14, 2023, Prime Core Technologies, Inc. (“Prime Core”), one of our former service providers, filed for bankruptcy protection. On August 14, 2025, we were named as a defendant in an adversary proceeding filed by the Prime Core bankruptcy estate seeking recovery of alleged preference transfers and other relief (the “Prime Core Dispute”). We intend to defend ourselves vigorously, and we believe the claims lack merit; however, the outcome is inherently uncertain. Although the Prime Core Dispute relates to a former service provider and does not impact customer bitcoin balances or our current custodial arrangements, any adverse ruling or unexpected expansion of theories of liability in that proceeding or in similar proceedings against other parties could heighten perceptions of counterparty risk or highlight unresolved legal questions regarding digital-asset custody in insolvency. Additionally, because courts in several recent cases have applied traditional bankruptcy doctrines to digital-asset businesses, adverse outcomes in the Prime Core Dispute or similar proceedings against third parties could influence future interpretations of similar doctrines by courts, regulators, or counterparties.

The theft, loss, or destruction of private keys required to access any bitcoin may be irreversible. If we or BitGo are unable to access private keys for the bitcoin wallets holding our or our customers’ bitcoin, or if we or BitGo experience a hack or other data loss relating to its ability to access any bitcoin, it could cause regulatory scrutiny, reputational harm, and other losses.

Bitcoin is generally controllable only by the possessor of the unique private key relating to the digital wallet in which the bitcoin is held. While blockchain protocols typically require public addresses to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such a wallet. To the extent that any of the private keys relating to wallets containing bitcoin held for the benefit of us or our customers are lost, destroyed, or otherwise compromised or unavailable, and no backup of the private key is accessible, we or BitGo will be unable to access the bitcoin assets held in the related wallet. Further, we cannot provide assurance that the private keys to bitcoin wallets held by us directly or by BitGo will not be hacked or compromised. Bitcoin assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoin could adversely affect our customers’ ability to access or sell their bitcoin. In addition, if any of our customers’ bitcoin is lost, we may choose, or in some cases we may be required to, reimburse our customers for their losses, which could subject us to significant financial losses in addition to losing customer trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business.

We believe this risk is reduced because the majority of the bitcoin held on behalf of our customers is retained in multi-signature “cold storage” wallets, which means that the related private keys are not held on a computer system that is connected to the internet. Multi-signature cold storage wallets are intended to keep the bitcoin as secure as possible by requiring multiple keys to authorize a transaction while also providing redundancy in the event that one of the private keys is lost. In the event that a private key is lost, the remaining keys in the multi-signature wallet can be used to regenerate a new key. However, multi-signature controls cannot eliminate all risks associated with operational error, partner failure, or cybersecurity threats.

With regards to bitcoin held on behalf of our customers, approximately 90% is retained in multi-signature cold storage wallets at any given time, while the remaining assets are held in hot wallets used to facilitate customer withdrawals and other real-time operational needs.

Our digital asset custody partners’ security technology is designed to prevent, detect, and mitigate inappropriate access to their systems, by internal or external threats. We believe our digital asset custody partners have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees or service providers acting contrary to those policies, or others could circumvent these safeguards to improperly access the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse customer digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of customer assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.

BitGo has advised us that it carries a $250 million umbrella insurance policy for the digital assets it custodies. However, this insurance policy covers all digital assets custodied by BitGo, not only those held on behalf of Fold and its customers. In addition, BitGo has not contractually committed to maintain any specific levels of insurance coverage and has no obligation to reimburse us for any damages due to loss or theft of bitcoin (including claims by our customers) except where such loss or theft is due to BitGo’s gross negligence or willful misconduct. Insurance coverage maintained by BitGo does not ensure that all customer or corporate losses would be recoverable, and any losses not covered by insurance could result in significant financial exposure to us and reputational harm.

Other Risks Related to Fold’s Business and Financial Position

Volatility in the price of bitcoin could limit our options in obtaining cash funding on favorable terms.

We frequently use the bitcoin in our Investment Treasury as collateral to secure loans or other sources of funding. A sharp decline in the price of bitcoin could limit our options in obtaining funding by increasing the number of bitcoin we must set aside as collateral. For example, to make a draw under our Credit Facility, we must deposit bitcoin as collateral with a third-party custodian equal in value to 160% of the cash we obtain. A sharp decline in the value of bitcoin would increase the cost and difficulty for us in making a draw under the Credit Facility and leave us unable to draw as much cash as we would like, or require us to provide additional bitcoin to Two Prime to satisfy our collateral requirements. For example, on February 5, 2025 the Company provided an additional 50 bitcoin as collateral to Two Prime due to the drop in the price of bitcoin in order to satisfy our collateral maintenance requirements under the Credit Facility. Additionally, continued decline or volatility in the price of bitcoin could increase our difficulty in obtaining funds in the future by increasing the minimum number of bitcoin that must be set aside as collateral in future loans or by leading to the imposition of other stricter or more onerous lending terms. For additional information, see the discussion in “Risk Factors - We may suffer losses due to abrupt and erratic market movements” and “Risk Factors - Our investments in bitcoin are subject to volatile market prices and risks of loss.” Even if the value of bitcoin is high at the time we seek out new funding, recent market volatility may nevertheless make lenders cautious and more likely to impose stricter restrictions or terms on us. If we cannot obtain funding, or cannot obtain funding on favorable enough terms, it could have a material adverse effect on our financial position and results of operations.

We may suffer losses due to abrupt and erratic market movements.

The bitcoin market has been characterized by significant volatility and unexpected price movements, and has previously experienced significant declines. Bitcoin may become more volatile and less liquid in a very short period of time. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and desist order issued by Nevada’s Department of Business and Industry, a similar cease-and-desist order issued by Nevada against Fortress Trust, LLC, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets.

Although these bankruptcies, closures, liquidations and other events have not to date resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they created significant volatility in the markets for cryptocurrency generally and for bitcoin particularly and have raised the risk of loss of our and our customer's bitcoin. For example, the bankruptcy of Prime Trust has resulted in litigation against us and our customers as described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in “Note 13. Commitments and Contingencies” in the Notes to our Financial Statements. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future could result in market prices being subject to erratic and abrupt market movement, which could harm our business. Further, because there is no centralized authority which determines the price of bitcoin, pricing often differs between exchanges. When some exchanges are viewed as higher risk, that price differential can widen as traders attempt to exploit these differences. Volatility in the price of bitcoin, as well as the lack of a standard price, could lead consumers to see bitcoin as an unsafe asset, which would result in losses of customers and resulting harm to our business. In addition, if we were to attempt to monetize the bitcoin we hold on our balance sheet, such price volatility could lead to trading losses, impacting our financial position.

For example, based on aggregate US exchange markets data collected by CoinMarketCap, on December 18, 2023, the price of bitcoin at 10:00 P.M. UTC was $42,623.54. On December 18, 2024, the price of bitcoin at 10:00 P.M. UTC was $100,041.54. Between those dates, bitcoin experienced significant volatility. For example, on August 1, 2024, the price of bitcoin was $65,353.50, and on August 5, 2024 the price of bitcoin was $53,991.35. On August 24, 2024, the price of bitcoin had risen again to $64,176.37. In 2022, price swings were even more drastic, with prices as high as $47,459 at the end of March 2022 and as low as $16,530 at the end of the year. Such volatility will impact the overall value of our business and could cause volatility in the price of our stock. The price of bitcoin was approximately $42.3 thousand, $93.4 thousand and $87.5 thousand as of December 31, 2023, December 31, 2024 and December 31, 2025, respectively.

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

As of December 31, 2025, we had approximately $140.5 million of bitcoin in our treasury accounts. The price of bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For additional information, see the discussion in “Risk Factors - We may suffer losses due to abrupt and erratic market movements” and “Risk Factors - Volatility in the price of bitcoin could limit our options in obtaining cash funding on favorable terms.” For example, the prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. The lack of a physical form, reliance on technology for creation, existence, and transactional validation, and decentralization may subject bitcoin’s integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the bitcoin we hold decreases materially relative to our cost basis, our financial condition may be adversely impacted.

If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin, there could be a material and adverse effect on our financial results and the market price of our common stock may suffer as a result.

We have a history of negative cash flows.

We cannot anticipate with any degree of certainty what our cash flows will be in future periods. Our net cash used in operating activities was a loss of $16.1 million for 2025 compared to a loss of $3.3 million for 2024, and we incurred an operating loss of $27.7 million for 2025 compared to an operating loss of $5.8 million for 2024. Though we have the Credit Facility and the Facility, as potential sources of cash, the negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities. As of December 31, 2025, we have approximately $7.7 million in cash and cash equivalents. We have encountered recurring cash outflows from operations, which historically we have funded through equity offerings and debt. Through December 31, 2025, our accumulated deficit was $170.9 million. See Liquidity and Capital Resources under "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a more thorough discussion.

We may not be able to generate sufficient cash flow to service all of our obligations.

Our ability to make payments on and to upsize our current facilities (including our Credit Facility), refinance any of our outstanding indebtedness, obtain additional financing, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on, among other things, our financial and operating performance, including, our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flows from operations, and there is no assurance that our future cash flows from operations will be sufficient to enable us to make payments due on our current or future indebtedness and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure that we will be able to refinance any of our indebtedness in a timely manner, on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned business activities, expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be executed on satisfactory terms, if at all or on terms that would be advantageous to our stockholders. Our ability to upsize our current facilities (including our Credit Facility), refinance our indebtedness or obtain additional financing, and to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

If we fail to retain existing customers or add new customers, or if our customers decrease their level of engagement with our products, services and platform, our business, operating results, and financial condition may be significantly harmed.

Our success depends on our ability to retain existing customers and attract new customers to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Any number of factors can negatively affect customer retention, growth, and engagement, including if:

•
customers increasingly engage with competing products and services, including products and services that we are unable to offer due to regulatory reasons;
•
we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;
•
there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, or other factors;
•
there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;
•
customers perceive bitcoin to be a bad investment;
•
technical or other problems prevent us from delivering our products and services with the speed, functionality, security, and reliability that our customers expect;
•
cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities cause losses to us or our customers, including losses to assets held by us on behalf of our customers;
•
modifications to our pricing model or modifications by competitors to their pricing models;
•
we fail to provide adequate customer service;
•
regulatory and governmental bodies in countries that we target for expansion express negative views or take hostile regulatory actions towards bitcoin or, more broadly, the bitcoin economy; or
•
we or other companies or high-profile figures in the digital assets industry are the subject of adverse media reports or other negative publicity.

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

Our operating expenses may increase in the future as we continue to attract and retain talent, expand our sales and marketing efforts, develop additional products and services, incur unforeseen regulatory or compliance expenses, and operate as a public company. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Our revenue growth may be further impacted by reduced demand for our offerings, increased competition, adverse macroeconomic conditions, a decrease in the growth or size of the bitcoin economy, regulatory uncertainty or scrutiny, or changes that impact our ability to offer certain products or services, any failure to capitalize on growth opportunities, or the failure of new products and services we develop to gain traction in the market. We cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.

If we do not effectively scale our business, or are unable to maintain and improve our systems and processes, our operating results could be adversely affected.

We have experienced periods of operational expansion and subsequent adjustments as our business and market conditions have evolved. As our business changes, it becomes increasingly complex. To effectively manage and capitalize on our growth periods, we need to manage headcount, capital and processes efficiently while making investments, such as expanding our information technology and financial, operating, and administrative systems and controls. Growth and contraction initiatives could strain our existing resources, and we could experience ongoing operating difficulties in managing our business as our regulatory, banking partner, and operational requirements grow more complex, including difficulties in hiring, training, managing and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving nature of the bitcoin market in which we operate, substantial uncertainty concerning how the bitcoin market may develop, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

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

Our services must integrate with a variety of operating systems. If we are unable to ensure that our services interoperate with such operating systems and devices, our business may be materially and adversely affected.

We are dependent on the ability of our products and services to integrate with a variety of operating systems, web browsers, and wired and wireless interfaces to mobile devices that we do not control, including those of Sutton Bank and BitGo. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile apps. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and materially and adversely affect our business.

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

We began our operations in 2019 and since then our business model has continued to evolve. Our net revenue has significantly grown since our formation, but there is no assurance that growth will continue in future periods and you should not rely on the net revenue growth of any given quarterly or annual period as an indication of our future performance. If our total net revenue were to decline significantly for an extended period of time, our business, operating results and financial condition could be adversely affected. Our limited operating history and the volatile nature of our bitcoin-focused business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business may be adversely impacted. If our revenue growth rate were to decline significantly or become negative, it could adversely affect our operating results and financial condition. If we are not able to achieve or maintain positive cash flow from operations, our business may be adversely impacted and we may require additional financing, which may not be available on favorable terms or at all, or which would be dilutive to our stockholders.

Disputes with our customers could adversely impact our brand and reputation and our business, operating results, and financial condition.

From time to time we have been, and may in the future be, subject to claims and disputes with our customers with respect to our products and services, such as fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of bitcoin, failures or malfunctions of our systems and services, or other issues relating to our products and services. Additionally, the ingenuity of criminal fraudsters, combined with many consumer users’ susceptibility to fraud, may cause our customers to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, require continuous improvement and optimization for continually evolving forms of fraud to be effective. There can be no guarantee that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our customers, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor customer experiences, including indefinite account inaccessibility for some of our customers, which increases our customer support costs and can compound damages. We could incur significant costs in compensating our customers, such as if a transaction was unauthorized, erroneous, or fraudulent. We could also incur significant legal expenses resolving and defending claims, even those without merit. To the extent we are found to have failed to fulfill our regulatory obligations, we could become subject to conditions that could make operations more costly, impair our ability to grow, and adversely impact our operating results. We may in the future become subject to investigation and enforcement action by state, federal, and international consumer protection agencies, including the Consumer Financial Protection Bureau (the “CFPB”), the Federal Trade Commission (the “FTC”), the Federal Deposit Insurance Corporation (the “FDIC”) and state attorneys general in the United States, each of which monitors customer complaints against us and, from time to time, escalates matters for investigation and potential enforcement against us.

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

As part of our business strategy, we may become active in acquiring and investing in order to, among other things, add specialized employees, complementary companies, products, services, licenses, or technologies. As part of our business strategy, we may conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. We may also invest in companies and technologies that are highly speculative in nature. In the future, we may not be able to find suitable acquisition and investment candidates, and we may not be able to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. We may in the future be required to write off acquisitions or investments. Moreover, our future acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, partners, developers, advertisers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our company, our net revenue and operating results could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, any of which could adversely affect our financial results. The issuance of equity to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

While Fold regularly evaluates strategic opportunities, Fold does not currently have any formal plans, proposals or understandings to make any material acquisitions or strategic investments.

Our business could be harmed if we are unable to accurately forecast customer demand for bitcoin and to adequately manage our bitcoin balances, including the bitcoin balances we maintain for our own account or bitcoin balances that may be maintained for use in our rewards program.

Our purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset to support our operating business with the intention to hold it as a near- to long-term investment to preserve potential upside in the value of that bitcoin (“Investment Treasury”). Our goal is to maintain an amount of bitcoin in our Rewards Treasury sufficient to satisfy our obligations to provide customer rewards in accordance with our user agreements. Customer rewards are denominated in bitcoin as of the date the rewards are earned, and therefore we try to purchase bitcoin for our Rewards Treasury at a similar cost basis to the rewards earned by our customers. If the price of bitcoin were to decrease, we may need to fulfill customer reward obligations with bitcoin that we have previously purchased at a higher price, which could adversely impact our financial position and operating results. In addition, if the price of bitcoin were to increase, demand for bitcoin on the open market may also increase. If we were unable to obtain additional bitcoin for our Rewards Treasury in a cost-effective manner, that may adversely impact our financial position and operating results.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Fold” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, customer service, personnel, and bitcoin or bitcoin-related platforms generally could diminish confidence in, and the use of, our products and services. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Will Reeves, our co-founder and Chief Executive Officer, may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could have an adverse effect on our business, operating results, and financial condition.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, tokenization (i.e., replacing sensitive data such as payment card information with symbols (tokens) to keep the data safe), the bitcoin network, and artificial intelligence (“AI”), including machine learning.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers and other third parties, or third parties’ intellectual property rights. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on our efforts in a timely manner or at all.

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. If we are unable to provide enhancements and new features (including new security features) for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

We often rely, not only on our own initiatives and innovations, but also on third parties, including payment processors, banking partners and technology vendors, for the development of and access to new technologies and the development of a robust market for these new products and technologies. Failure to accurately predict or respond effectively to developments in our industry may significantly impair our business. In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.

Our products and services may not function as intended due to undetected errors in our software and systems, product defects, developmental delays, or due to security breaches or incidents or human error in administering these systems, which could damage user or third-party relations, decrease our potential profitability and expose us to liability, and materially and adversely affect our business.

Our software, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects in our user-facing software, internal systems, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. We do not manufacture hardware products, but we do depend on third-party service providers and infrastructure vendors, and defects or failures in their systems may affect the performance of our services. As our software services continue to increase in size and complexity, these risks may correspondingly increase as well.

In addition, we provide incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our business. Software and system errors, or human error, could delay or inhibit settlement of payments, result in settlement discrepancies, cause reporting errors, or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our customers. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, could impact our business and disrupt the proper functioning of our products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive information of ours or our customers, and other destructive outcomes. Any of the foregoing issues could result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.

We regularly review key business metrics to measure our performance and make strategic decisions. These key metrics are calculated using internal company data and not all of these metrics have been validated by an independent third-party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we have in the past and may in the future, calculate key business metrics using third-party data. While we believe the third-party data we have used in the past or may use in the future is reliable, we do not always have the ability to independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our key metrics. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy.

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

Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance and reporting systems to continuously keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.

Our financial institution partners, including their regulators, may periodically review our compliance program, including our policies and procedures, and applicable law. We may from time to time receive examination reports citing violations of applicable law and inadequacies in existing compliance programs requiring us to enhance certain practices with respect to our practices or compliance program, including due diligence, training, monitoring, reporting, and recordkeeping. If we fail to comply with these, or do not adequately remediate certain findings, regulators and financial institution partners could take a variety of actions that could impair our ability to conduct our business, including, but not limited to, delaying, denying, withdrawing, or conditioning approval of certain products and services. In addition, regulators have broad enforcement powers to censure, fine, issue cease and desist orders, prohibit us from engaging in some of our business activities, or revoke our licenses. We face significant intervention by regulatory authorities, including extensive auditing and surveillance activities, and will continue to face the risk of significant intervention by regulatory authorities and financial institution partners in the future. In the case of non-compliance or alleged non-compliance, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be a significant loss to us or our financial institution partner(s). Any of these outcomes would adversely affect our reputation and brand and our business, operating results, and financial condition. Some of these outcomes could adversely affect our ability to conduct our business.

Risks Related to Bitcoin

Due to unfamiliarity and some negative publicity associated with bitcoin products and services, confidence or interest in our platforms may decline.

Bitcoin is relatively new. Some of our competitors offering bitcoin-related products and services may be unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence or interest in bitcoin platforms, including platforms like ours that partner with regulated providers.

Negative perception, a lack of stability and standardized regulation in the broader bitcoin network and digital asset economy, and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may continue to reduce confidence or interest in the digital asset economy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business and our customers’ perception of us, including decreased use of our platform and loss of customer demand for our products and services.

Transferring bitcoin on the bitcoin network involves risks, which could result in loss of customer assets or our proprietary assets, customer disputes and other liabilities, which could adversely impact our business.

In order to transfer bitcoin on the bitcoin network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a large number. To send bitcoin, a user must sign a transaction that is created using the private key of the wallet from where the user is transferring bitcoin, a hash of the recipient wallet’s public key, the amount of bitcoin to be sent, and the transaction fee. The transaction must be signed using the user’s private key through a cryptographic process, which creates a digital signature to prove ownership of the bitcoin. Once signed, the transaction is broadcasted to be included in a new block by miners. If we wish to purchase bitcoin, the seller would need to send a transaction to our designated wallet in this manner. A number of errors can occur in the process of transmitting bitcoin, such as typos, mistakes, or the failure to include the information required by the network, which could result in losses of our proprietary bitcoin or, where our customers choose to transfer and use bitcoin on its underlying network, the bitcoin held by us on behalf of our customers. For instance, a customer may incorrectly enter our crypto custody partner’s wallet’s address or the desired recipient’s public key when depositing and withdrawing bitcoin, respectively. Alternatively, a customer may send bitcoin to a wallet address that the customer does not own, control or hold the private keys to. If any of the foregoing errors occur, all of the bitcoin sent by the customer will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers, and although we have not experienced such incidents with respect to bitcoin that we hold on a proprietary basis it is possible that they could occur in the future. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business.

BitGo has represented that it will safekeep all bitcoin held in custody for customers, and that it has procedures to process redemptions and withdrawals expeditiously, following the terms of the applicable user agreements. Our customers have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of bitcoin to date. However, similar to traditional financial institutions, BitGo may experience temporary process-related withdrawal delays. For example, BitGo may experience such delays if there is a significant volume of withdrawal requests that is vastly beyond anticipated levels. This does not mean BitGo cannot or will not satisfy withdrawals, but it may result in a temporary delay in satisfying withdrawal requests, which our customers still expect to be satisfied within the withdrawal timelines set forth in the applicable user agreements or otherwise communicated by us or BitGo. To the extent we or BitGo have process-related delays, even if brief or due to network congestion or heightened redemption activity, and within the terms of an applicable user agreement or otherwise communicated by us, we may experience increased customer complaints and damage to our brand and reputation and face additional regulatory scrutiny, any of which could adversely affect our business.

A temporary or permanent bitcoin network “fork” could adversely affect our business.

The bitcoin protocol is open source. Any user can download the software, modify it, and then propose that Bitcoin users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the bitcoin network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted bitcoin network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the bitcoin protocols running simultaneously, but with each split network’s bitcoin lacking interchangeability.

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

Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to temporary or even permanent loss of our and our customers’ assets. In addition, BitGo has the right to temporarily suspend their services in the event of a fork, and to determine not to support any particular fork in the future. If a fork of the Bitcoin network occurs and BitGo provides access to a forked asset, we intend to retain the forked assets that are created as a result of our proprietary bitcoin. Any forked assets corresponding to our customers’ bitcoin holdings would be managed by BitGo in accordance with their policies. We will cooperate with BitGo in connection with its distribution of any forked assets corresponding to our customers’ bitcoin, solely to the extent our involvement is requested by BitGo. Prior to undertaking any such involvement in the distribution or other action by BitGo in respect of any forked assets, we would take steps to seek to ensure that any actions we may take would be in compliance with applicable law, including federal securities laws, which steps may include, among others, (i) communicating regularly with BitGo regarding its legal analysis pertaining to forked assets and any distribution thereof, (ii) staying abreast of developments regarding treatment of digital assets, including forked assets, under applicable securities laws, (iii) consulting with legal counsel regarding the specific facts and circumstances pertaining to the legal status of any forked asset and (iv) seeking guidance and clarification from applicable government regulators, including the SEC, with respect to the legal status of any forked asset. If a fork occurs and BitGo determines not to support one of the assets created as a result of the fork, this could cause us or our customers to miss an opportunity regarding a new digital asset. In addition, any suspension of services ahead of a fork could cause customer complaints and cause us to be exposed to liability, even in circumstances where we do not have the ability to alter BitGo's policy regarding a fork. To the extent a forked asset is determined to be a “security” under applicable federal securities laws, any distribution of such forked asset would expose the distributor thereof to significant liability under such laws. For additional information regarding the risks and liabilities associated with uncertainty regarding the status of bitcoin and other digital assets as a “security,” please see the risk factor above entitled “Bitcoin’s status as a “security” in any relevant jurisdiction, as well as the status of our Bitcoin-related products and services, is subject to a high degree of uncertainty and if we are unable to properly characterize a product or service offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”

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

There can be no assurance that the IRS, the U.S. state revenue agencies or other foreign tax authorities, will not alter their respective positions with respect to crypto assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations under U.S. federal or U.S. state tax law. Any such developments could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of crypto assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding crypto assets held for its platform users reports such crypto assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the SEC released Staff Accounting Bulletin (“SAB”) 122 rescinding SAB 121, which required an entity to record a liability to reflect its obligation to safeguard the crypto assets held for its platform users with a corresponding asset and required disclosures related to the entity’s safeguarding obligations. SAB 122 is effective for annual periods beginning after December 15, 2024 and is required to be applied on a fully retrospective basis, with early adoption permitted.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act is extensive and significant legislation that, among other things, created the Consumer Financial Protection Bureau (the "CFPB"), an agency responsible for administering and enforcing the laws and regulations for consumer financial products and services. The CFPB has broad rulemaking, examination and enforcement authority over providers of financial services and products, which could include us and our affiliates, including authority to prevent “unfair, deceptive or abusive” practices and to collect fines and provide consumer restitution in the event of violations. In addition to the CFPB, other federal agencies, such as the Federal Trade Commission (the "FTC"), and state regulators, such as consumer protection and financial services regulators and attorneys general, may exercise supervision and enforcement authority over providers of goods or services, like us. Depending on how such governmental authorities elect to exercise its statutory authority, it could increase the compliance costs for us and our third party service providers, potentially delay our ability to respond to marketplace changes, result in requirements to alter products and services that would make them less attractive to consumers, impair our ability to offer products and services, and harm our reputation or otherwise adversely affect our businesses.

We are also subject to other various regulatory, financial and other requirements in the jurisdictions in which we operate. We may become involved from time to time in reviews, investigations and proceedings and information gathering requests by government and self-regulatory agencies, including state attorneys general. Any of such events could result in the imposition of damages, fines or civil or criminal claims and/or penalties. No assurance can be given that the ultimate outcome of any such event would not have a material adverse effect on us or our ability to provide services.

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

As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in September 2022, the White House published a fact sheet described as the first-ever “Comprehensive Framework for Responsible Development of Digital Assets,” which encouraged “agencies to issue guidance and rules to address current and emergent risks in the digital asset ecosystem.”

Competitors, including traditional financial services providers, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the cryptoeconomy have started to engage policymakers directly and with the help of external advisors and lobbyists. However, this work is in a relatively nascent stage. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business. Additionally, any political activities to further our mission may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation.

Bitcoin is subject to regulatory authority by the Commodity Futures Trading Commission (the "CFTC"). Any fraudulent or manipulative activity in bitcoin occurring through our products and services could subject us to increased regulatory scrutiny, regulatory enforcement, and litigation.

The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that bitcoin falls within the definition of a “commodity” under the Commodity Exchange Act (the "CEA"). As a result, the CFTC has general enforcement authority to police against manipulation and fraud in the bitcoin market. From time to time, manipulation, fraud, and other forms of improper trading by market participants have resulted in, and may in the future result in, CFTC investigations, inquiries, enforcement action, and similar actions by other regulators, government agencies, and civil litigation. Such investigations, inquiries, enforcement actions, and litigation may cause us to incur substantial costs and could result in negative publicity.

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

Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin (as currently offered and sold) is a “security” under the U.S. federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. As of the date hereof, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, bitcoin is the only crypto asset which senior officials at the SEC have publicly stated is unlikely to be considered a “security.”

Any enforcement action by the SEC or any international or state securities regulator asserting that bitcoin is a “security,” or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of bitcoin, as well as our business. This is because the business models behind most crypto assets are incompatible with regulations applying to transactions in securities. If a crypto asset is determined or asserted to be a “security,” it is likely to become difficult or impossible for the crypto asset to be traded, cleared or custodied in the United States and elsewhere through the same channels used by non-security crypto assets, which in addition to materially and adversely affecting the trading value of the crypto asset is likely to significantly impact its liquidity and market participants’ ability to convert the crypto asset into USD and other currencies.

The classification of a crypto asset, product or service as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing, as applicable, of such assets, products or services. For example, a crypto asset, product or service that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in crypto assets, products or services that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade crypto assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system ("ATS") in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

Neither Fold nor the Fold App is registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and none of our products or services are registered as securities offerings, because we only offer products and services related to bitcoin, and we believe there are good arguments that bitcoin and our related products and services are not securities (including based on prior statements by a number of SEC senior officials). However, statements, settlements and enforcement actions are not rules or regulations of the SEC and are not binding on the SEC. Regardless of public statements made by senior officials at the SEC and our conclusions, we could in the future be subject to legal or regulatory action in the event the SEC or a state or a foreign regulatory authority were to assert, or a court were to determine, that either bitcoin itself or a product or service that we offer related to bitcoin, such as lending, rewards or savings products, could be viewed a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given bitcoin product or service offering as a security or non-security, or that the SEC, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology.

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

Certain transactions in bitcoin could be deemed “commodity interests” (i.e., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If the products and services we or BitGo offer to our customers are deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.

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

Moreover, we may acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Remote working arrangements at our company (and at our third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT Systems and/or Confidential Information as well. Moreover, certain threats are designed to remain dormant or undetectable until launched against a target and we may not be able to implement adequate preventative measures. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access, disclosure, loss, processing, or other compromise of Personal Information (as defined below) or Confidential Information, or jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions.

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

Further, the cryptocurrency industry is a frequent target for cyberattacks, including hacks of exchanges and wallets. The underlying technology of cryptocurrencies, including blockchain, is complex and still developing, which means technical issues, bugs, or vulnerabilities could impact our operations and the security of user funds. Future technological developments, such as quantum computing, could impact the security of crypto wallets in particular, and the rapid development of artificial intelligence makes it difficult to predict the timeframe on which quantum computing could develop. Additionally, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the cryptoeconomy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools - including artificial intelligence - that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ IT Systems and/or Confidential Information.

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

The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which has created a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states. Similar laws have been proposed in many other states and at the federal level as well.

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

There can be no assurance that we meet, or we will be able to meet, all compliance obligations under applicable law, including obtaining any such licenses in all of the jurisdictions we operate in or offer a service in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business financial condition and results of operations. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, penalties, fines, increased costs or liabilities, damages or require us to stop offering payment services in certain markets. For example, if we are deemed to be a money transmitter, including a money services business, provider of prepaid access, or any other similar term defined by applicable money transmission or money services business laws, or virtual currency business we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter and virtual currency business differently. For example, certain states may have a more expansive view of money transmitters and virtual currency business activities. If we are found to be a money transmitter or virtual currency business under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines and penalties, consequences for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, failure to predict how a U.S. law or regulation with respect to money transmission or similar requirements apply or will be applied to us could result in licensure or registration requirements, administrative enforcement actions and/or could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the U.S. government may take or what restrictions it may impose that will affect our ability to process, accept or transmit payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment and financial services regulations and requirements that could potentially affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our products or solutions in any given market.

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

Risks Related to Third Parties

We rely on our agreement with BitGo to offer our bitcoin-related services. If our relationship with BitGo were to end, the ability to continue to offer our bitcoin services would be affected, which could affect our financial and business results.

We market certain bitcoin services to consumers which are offered or supported solely by BitGo through program agreements. If our relationship with BitGo were to end, or if BitGo were to restrict or cease operations, our ability to continue to offer bitcoin services would be materially affected, which could materially adversely affect our financial and business results. In such an event, we would need to partner with a different financial institution with authority to provide services substantially similar to our bitcoin services to continue to offer these services. In the event that we needed to partner with a new crypto service provider, our bitcoin-related services would be disrupted and delayed as customers would be required to open new accounts with a different bitcoin service provider, and as we transition connectivity of our information technology systems to such different financial institution partner. We also may face increased costs and compliance burdens if our program agreement with BitGo is terminated. Many laws and regulations that apply directly to BitGo indirectly impact us (and our products) as a partner of BitGo.

We rely on our program agreement with Sutton Bank to offer our Fold prepaid card product. If our relationship with Sutton Bank, or other bank relationships established in the normal course of business, were to end, our ability to continue to offer our card product would be affected, which could affect our financial and business results.

We market Fold prepaid cards issued by Sutton Bank to consumers through a program agreement with Bank. If our relationship with Sutton Bank were to end or if Sutton Bank were to cease or restrict operations, our ability to continue to offer our card product would be affected, which could adversely affect our financial and business results. In such an event, we would need to partner with a different bank to continue to offer the Fold Debit Card product (as defined below). If we partner with a new bank, issuance and servicing of the Fold Debit Card product could be disrupted and delayed as we transition to a different bank partner. We also may face increased costs and compliance burdens if the program agreement with Sutton Bank is terminated.

Sutton Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (“FDIC”). Many laws and regulations that apply directly to Sutton Bank indirectly impact us (and our products) as Sutton Bank’s service provider. As such, our partnership with Sutton Bank is subject to the supervision and enforcement authority of the FDIC, Sutton Bank’s primary banking regulator.

We may in the future enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties. If we are unsuccessful in establishing or maintaining strategic relationships with these third parties or if these third parties fail to deliver certain operational services, our business, operating results, and financial condition could be adversely affected.

We may in the future, enter into partnerships, collaborations, joint ventures, or strategic alliances with third parties in connection with the development, operation and enhancements to our platform and products and the provision of our services. For example, we may partner with additional bitcoin custody or service providers to expand the reach of our services or increase resilience of our network, or we may partner with other companies to provide new products or services. Identifying strategic relationships with third parties, and negotiating and documenting relationships with them may be time-consuming and complex and may distract management. Moreover, we may be delayed, or not be successful, in achieving the objectives that we anticipate as a result of such strategic relationships. In evaluating counterparties in connection with partnerships, collaborations, joint ventures or strategic alliances, we consider a wide range of economic, legal and regulatory criteria depending on the nature of such relationship, including the counterparties’ reputation, operating results and financial condition, operational ability to satisfy our and our customers’ needs in a timely manner, efficiency and reliability of systems, certifications costs to us or to our customers, and licensure and compliance status. Despite this evaluation, third parties may still not meet our or our customers’ needs which may adversely affect our ability to deliver products and services to customers or may adversely impact our business, operating results, and financial condition. Counterparties to any strategic relationship may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and may subject us to additional risks to the extent such third party becomes the subject of negative publicity, faces its own litigation or regulatory challenges, or faces other adverse circumstances. Conflicts may arise with our strategic partners, such as the interpretation of significant terms under any agreement, which may result in litigation or arbitration which would increase our expenses and divert the attention of our management. If we are unsuccessful in establishing or maintaining strategic relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition could be adversely affected.

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

Our customers enter into agreements directly with Sutton Bank and BitGo.

Our customers enter into agreements for banking services directly with Sutton Bank and enter into agreements for bitcoin-related services directly with BitGo. Our third-party service providers have not agreed to indemnify us for losses based on their breaches of their agreements with our customers. Although our terms of use clearly state that we are not responsible for the services provided by those third parties, it is possible that customers could blame us for a failure by one of those third parties to fulfill its obligations. This could have a material adverse impact on our reputation and business.

We are subject to risks related to the banking and financial services ecosystem, and to our banking and crypto service providers specifically.

Volatility in the banking and financial services sectors and regulatory enforcements by the FDIC or other regulators may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnership with Sutton Bank, a member of the FDIC, and if the FDIC were to seek to enter into an enforcement action against Sutton Bank, it may adversely impact our business or relationship with Sutton Bank. For example, in February 2024, Sutton Bank became subject to an FDIC enforcement order that, among other things, required Sutton Bank to correct certain banking practices and within 60 days devise a plan to review all prepaid card customers since July 1, 2020 for compliance with anti-money laundering requirements. Similarly, for certain bitcoin related services, we partner with BitGo, which is regulated by various federal and state regulators, and if such regulators were to enter into an enforcement action against BitGo, it may adversely impact our business or relationship with BitGo. For example, we ceased using one of our previous partners, Fortress Trust, LLC ("Fortress"), due to regulatory concerns; Fortress subsequently received a cease-and-desist order from the State of Nevada in October 2025. In addition, although we believe our banking and financial services programs comply with all applicable law, if Sutton Bank or BitGo fail to comply with applicable law, it may adversely impact our business and reputation.

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

Any change to BitGo's fee schedule could adversely impact our business.

We rely on BitGo to process customers’ bitcoin transactions and we pay BitGo fees for its services. From time to time, BitGo has increased, and may increase in the future, the fees it charges for the provision of custody services and for transactions that use their networks. Any increases in such fees, especially those that are passed on to or payable directly by our customers, might result in the loss of customers to other custodians or cryptocurrency platforms.

We are subject to economic and geopolitical risk, business cycles, and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations, and cash flows.

The payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate, supply chain disruptions, inflationary pressure or interest rate fluctuations may adversely affect our financial performance by reducing demand for bitcoin and bitcoin-related financial services and thereby reducing transaction volumes. A reduction in transaction volumes could result in a decrease in our revenues and profits.

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

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability, wars, or other conflicts; changes in nationwide or regional economic conditions; inflation; global pandemics; or changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the U.S., which could adversely affect our operations. Climate-related events, including extreme weather events and natural disasters and their effect on critical infrastructure could have similar adverse effects on our operations, customers, or third-party suppliers.

We depend on major mobile operating systems and third-party platforms for the distribution of certain products. If Google Play, the Apple App Store, or other platforms prevent customers from downloading our app, our ability to grow may be adversely affected.

We rely upon third-party platforms for the distribution of certain products and services. The Fold App is provided as a free application through both the Apple App Store and the Google Play Store. The Google Play Store and Apple App Store are global application distribution platforms and the main distribution channels for our app. As such, the promotion, distribution, and operation of our app is subject to the respective platforms’ terms and policies for application developers, which are very broad and subject to frequent changes and re-interpretation. Further, these distribution platforms often contain restrictions related to bitcoin and digital asset functionality that are uncertain, broadly construed, and can limit the nature and scope of services that can be offered. If our products are found to be in violation of any such terms and conditions, we may no longer be able to offer our products through such third-party platforms. There can be no guarantee that third-party platforms will continue to support our product offerings, or that customers will be able to continue to use our products. Any changes, bugs, technical or regulatory issues with third-party platforms, our relationships with mobile manufacturers and carriers, or changes to their terms of service or policies could degrade our products’ functionalities, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges, any of which could affect our product usage and harm our business.

We rely on search engines, social networking sites, and other web-based platforms to attract a meaningful portion of our customers, and if those search engines, social networking sites and other web-based platforms change their listings or policies regarding advertising, or increase their pricing or suffer problems, it may limit our ability to attract new customers.

Many customers locate our website through internet search engines, such as Google, and advertisements on social networking sites and other web-based platforms. If we are listed less prominently or fail to appear in search results for any reason, downloads of our mobile application, and visits to our website, could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If the search engines on which we rely for algorithmic listings modify their algorithms, we may appear less prominently or not at all in search results, which could result in reduced traffic to our website that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses, we may be required to allocate a larger portion of our marketing spend to this channel or we may be forced to attempt to replace it with another channel (which may not be available at reasonable prices, if at all), and our business, financial condition and results of operations could be adversely affected.

Furthermore, competitors may in the future bid on search terms that we use to drive traffic to our website and engagement with current and potential customers. Such actions could increase our marketing costs and result in decreased traffic to our website or use of our application. In addition, search engines, social networking sites and other web-based platforms may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website or use of our application. Additionally, new search engines, social networking sites and other web-based platforms may develop in specific jurisdictions or more broadly that reduce traffic on existing search engines, social networking sites and other web-based platforms. Moreover, the use of voice recognition technology and artificial intelligence may impact search engine results, potentially resulting in reduced traffic to our website or use of our application. If we are not able to achieve awareness through advertising or otherwise, we may not achieve significant traffic to our website or mobile application.

Risks Related to Our Credit Card

The Fold Credit Card launched on a limited basis in March 2026. We currently anticipate we will release the Fold Credit Card on a broader, but still limited, basis in the upcoming weeks, subject to obtaining necessary third-party approvals and lender financing. We cannot guarantee that we will be able to release the credit card more broadly in the timeline indicated, in the manner indicated, or at all. The risks presented herein represent the risks which the Company in good faith believes will be the relevant risks for the credit card. Given the limited and recent launch of the credit card, we cannot guarantee that this list of risks is complete or will not change as we further develop our credit card program.

Our ability to offer, service, and grow the Fold Credit Card depends on our ability to retain and obtain key third-party partners, including a lender, which we do not currently have. Our failure to obtain a lender, or the failure or inability of existing or future partners to perform their obligations for our credit card program (including by reason of insolvency) could disrupt or terminate our ability to offer the credit card.

We have not yet executed an agreement with a lender to finance the credit card, which limits our ability to grow the credit card program past the current limited launch. A lender's willingness and ability to provide funding and other program support will be critical to the continued operation and growth of the Fold Credit Card. Our ability to grow the program may be capped by the amount of capital such lender (or any replacement lender) is willing and able to provide, which may be less than demand or may be reduced due to market conditions, such provider's own capital and liquidity constraints, portfolio performance, or other factors. If such future lender were to reduce, suspend, or terminate funding, or experience financial distress or insolvency, we may not be able to originate new accounts or maintain existing credit lines at planned levels, and we may be required to find alternative funding, use our own capital, or wind down some or all of the program. Alternative funding may not be available on acceptable terms, or at all. In the event that we are not able to obtain a lender at all, we will likely be unable grow, or even continue to offer, the Fold Credit Card.

Additionally, we rely on a number of third parties other than a lender to operate the Fold Credit Card, including Celtic Bank, Visa, Stripe, as servicer with respect to the credit card receivables (and for other processing and program services), and other service providers such as card networks, customer support vendors, fraud and identity verification vendors, and digital asset service providers. These third parties are subject to operational risks, regulatory requirements and oversight, and business and financial risks, and they may not perform as expected. In addition, our agreements with these parties may permit termination, non-renewal, or changes in scope, and the continued availability of these services may depend on ongoing compliance with contractual obligations, card network rules, and regulatory expectations.

If Celtic Bank were to terminate its relationship with Stripe, reduce its support for the program, become subject to regulatory restrictions, experience an operational disruption, or become insolvent or enter receivership, we could be unable to issue new credit cards, change product terms, or service existing accounts as planned. Replacing an issuing bank is complex and may require substantial operational and technical work, re-issuance of cards, and approvals or consents from card networks and regulators. Any such transition could be disruptive to cardholders, could harm our brand, and could result in lost revenue and increased costs. In an insolvency or receivership scenario, our contractual rights may be limited and the responsible governmental authority could repudiate or otherwise limit the enforceability of program agreements.

Stripe, as servicer and a key operational partner, may experience outages, errors, cybersecurity incidents, or other disruptions, and may fail to meet contractual, regulatory or card network requirements. Any failure by Stripe or other key service providers to perform could delay collections, impair account servicing and dispute handling, increase delinquencies and losses, and adversely affect the cardholder experience. Transitioning servicing from Stripe to a replacement servicer would be operationally complex, could be costly, and could result in service interruptions and additional losses.

The insolvency or financial distress of any key program counterparty (including Celtic Bank, Stripe, custodians, other vendors, or any replacements or supplements thereto) could also negatively impact the program. In an insolvency scenario, funds or data in the possession of the counterparty could become unavailable or subject to competing claims of creditors, and our contractual rights (including termination and replacement rights) may be limited or delayed by bankruptcy, receivership, or similar laws. Even if we ultimately replace a counterparty, such events could result in interruptions, litigation, remediation costs, reputational harm, and material adverse effects on our business, operating results and financial condition.

The Fold Credit Card is a new and complex product, and we may not be able to attract and retain cardholders or operate the program profitably.

The Fold Credit Card was launched in March 2026 on a limited basis to Fold employees. We anticipate we will release the Fold Credit Card on a broader, but still limited, basis in the upcoming weeks, subject to obtaining necessary third-party approvals and lender financing. We cannot guarantee that we will be able to release the credit card more broadly in the timeline indicated, in the manner indicated, or at all. Operating the Fold Credit Card requires us to allocate significant resources, including to marketing, underwriting, compliance, customer support, servicing, disputes and chargebacks, and collections. The Fold Credit Card also faces intense competition from large, well-capitalized financial institutions and other fintech companies that may have more experience, larger customer bases, more established brands, and greater resources than we do.

There is no guarantee that we will generate sufficient revenue to recoup our investment of resources into the operation of the Fold Credit Card, and the operation of the Fold Credit Card may divert management time and attention from other initiatives. In addition, increased costs as a result of business and economic conditions may require that we reduce investments in other areas of our business.

Revenue growth for the Fold Credit Card will depend on factors that are partly outside of our control, including consumer spending levels, the size and mix of revolving balances, the volume of transactions subject to interchange, and our ability to increase fee-based revenue while maintaining competitive product terms. Economic downturns may reduce consumer spending and increase delinquencies and charge-offs, which could negatively impact the profitability of the program.

We have invested and plan to invest in growth initiatives to support the Fold Credit Card and attract cardholders. There can be no assurance that these investments will be effective, particularly as consumer and business behaviors change. To the extent our product or marketing attracts customers looking for short-term incentives rather than long-term engagement, cardholder attrition and related acquisition costs could be high. In addition, we may not be able to cost-effectively manage and expand cardholder benefits, including containing the growth of marketing, promotion, rewards and customer service expenses. Our ability to do so will depend in part on our ability to generate offsetting revenue and to obtain value from partners. If such expenses increase beyond our expectations, we may need to reduce benefits, increase pricing, decrease operating expenses, or reduce other investments in our business, and we may not succeed in doing so, particularly in a competitive and evolving regulatory environment that has included heightened scrutiny of certain credit card fees and rewards programs.

We may be responsible for significant verified fraud losses, charge-offs and other credit losses in connection with the Fold Credit Card, and our underwriting, pricing and risk management models may not be effective.

The performance of the Fold Credit Card depends in significant part on the application process and credit risk models we use to verify applicants, prevent fraud, evaluate credit profiles, set credit limits and pricing, and manage ongoing account performance. These processes and models are new and may not accurately predict repayment behavior, delinquency, and loss profiles, particularly during periods of economic stress or rapid changes in consumer behavior. Pursuant to our program agreements, we are responsible for verified fraud losses and most straight charge-offs across the entire Credit Card portfolio. As a result, if our underwriting, pricing, servicing and collections practices are not effective, or if our assumptions about portfolio behavior are incorrect, we could experience greater-than-expected losses, which could have a material adverse effect on our business, operating results and financial condition.

In deciding whether to extend credit to prospective or existing cardholders, we rely on a combination of internal and external data sources, including information provided by applicants and data from credit reporting agencies and other third parties. If decision inputs, analytics, or models are unstable, biased, incomplete, or otherwise flawed, or if macroeconomic conditions deteriorate more rapidly than we anticipate, we may make incorrect credit decisions and incur higher delinquencies and losses. If any third-party data source experiences an outage, if we are unable to access data used in our decision strategy, if such data contains inaccuracies, or if our access to such data is limited, our ability to accurately evaluate applicants and manage existing accounts may be compromised.

If we make errors in the development, validation, or implementation of underwriting models or tools used for the Fold Credit Card, the receivables may experience higher delinquencies and losses. Higher losses could adversely affect our ability to finance, sell, or otherwise fund credit card receivables on acceptable terms (including through credit facilities, securitizations or whole-loan sales), could reduce advance rates, increase borrowing costs, trigger performance-based amortization or termination events, or limit future funding capacity.

If the information provided to us by applicants is incorrect or fraudulent, or if our fraud detection and identity verification controls fail, our results of operations and reputation may be harmed.

Our underwriting and account opening decisions are based partly on information provided by applicants as well as information we obtain from third-party sources. If an applicant provides information that we are unable to verify, if the information is false, inaccurate, or incomplete, or if the applicant is using a manufactured or synthetic identity or a stolen identity, our credit decisioning process may not accurately reflect the associated risk. In addition, third-party data sources, including credit reporting agencies, may contain inaccuracies. Inaccurate analysis of credit data, or failures in our decisioning process, could result in higher losses, including losses attributed to fraud, and could harm our reputation, business and results of operations.

We use identity and fraud prevention tools that analyze data from external databases and other technologies to authenticate applicants and monitor for fraud. These tools depend on sustained access to reliable data sources and may be less effective if data access is diminished. From time to time, such checks have failed, and there is a risk that they could fail in the future, resulting in fraud that may be significant and may go undetected. For example, we have identified fraudulent activity in the past related to our Fold Debit Card, and similar or more significant fraudulent activity could occur in connection with the Fold Credit Card. We may not be able to recoup losses arising from fraud, inaccurate statements, omissions of fact, or other misconduct, and fraudulent activity could also lead to heightened regulatory scrutiny or enforcement, could negatively affect our brand and reputation, and could require us to implement additional controls and remediation, which could increase our operating expenses.

Credit card receivables will be held by a special purpose vehicle, and the SPV structure and related servicing and financing arrangements could expose us to additional legal, operational, liquidity and insolvency risks.

The Fold Credit Card receivables will be owned by a special purpose vehicle (the “SPV”) established for the program. The SPV structure is intended to facilitate program funding and isolate receivables from certain insolvency risks. However, the SPV structure and related contractual arrangements add operational complexity and may not function as intended, and the existence of the SPV does not eliminate the risk that we could be required to support the program through contractual obligations or otherwise.

The transfer of receivables to the SPV (or the characterization of the SPV’s interest in receivables) could be challenged, including in the event of our insolvency or the insolvency of another program participant. For example, a bankruptcy court or other party could seek to recharacterize a transfer as a secured borrowing rather than a true sale, could assert that the transfer was a fraudulent conveyance or preferential transfer, or could challenge the perfection or priority of security interests. If a challenge were successful, receivables owned by the SPV could become part of a bankruptcy estate or otherwise subject to claims of creditors, which could reduce or delay cash flows and increase losses.

The SPV and its cash flows may also be exposed to the insolvency of third parties that handle collections or otherwise have access to receivable cash flows. If collections are held, processed, or transferred through Stripe or another intermediary, or deposited into commingled accounts, we and the SPV may be subject to commingling, setoff, and tracing risks. In the event of an intermediary or servicer insolvency (including a potential insolvency of Stripe as servicer), collections may be delayed or may not be remitted on a timely basis, and amounts held by the servicer or intermediary could become subject to competing claims of creditors. Even if applicable contractual provisions or account structures are intended to protect collections, there can be no assurance that such protections will be effective in all circumstances.

The SPV may also be subject to covenants, eligibility criteria, concentration limits, reserve requirements, and performance triggers under program funding arrangements, including triggers related to delinquency, charge-offs, counterparty insolvency, regulatory events, or servicing disruption. A trigger event could cause early amortization, termination of a revolving funding period, reduced advance rates, increased required reserves, or accelerated repayment obligations. Any of these outcomes could require us to use additional cash to support the program, could reduce or prevent growth, or could require a reduction or wind-down of the program, which could adversely affect our liquidity and operating results.

We may also be required, under our program agreements, to provide support to the SPV or other program participants through indemnities, repurchase obligations, reserve funding, or similar arrangements. To the extent we are required to provide such support, our cash flows and financial condition could be adversely affected. Additionally, depending on the structure, we may be required to consolidate the SPV for accounting purposes, which could increase the assets and liabilities reflected on our balance sheet and could increase volatility in our reported financial results.

We are exposed to risks associated with transaction disputes in connection with Fold-branded payment card transactions, which may adversely affect our business, financial condition, and results of operations.

Our cardholders use Fold-branded debit and credit cards in a variety of transactions. We are exposed to risks associated with chargebacks and refunds, including in connection with payment card fraud. If a cardholder successfully disputes a transaction and is entitled to a refund or credit, card network rules often allow our bank partners to charge back the disputed transaction to the merchant. However, neither we nor our bank partners fully control the outcome of chargebacks, and our bank partners’ obligation to credit a cardholder in connection with a disputed transaction may not be contingent on successfully charging the transaction back to the merchant.

In the event a chargeback dispute is decided in favor of a merchant, or a chargeback is otherwise unrecoverable, we may be liable to our bank partners for disputed amounts pursuant to our contractual arrangements, including if amounts are not recoverable from the cardholder. If we are unable to collect chargebacks or refunds from merchants where they are held liable, or if merchants refuse to or are unable to make payment for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the credits or refunds made to our cardholders in connection with disputed transactions.

The number of disputes filed by our cardholders is expected to increase as more users adopt our platform, and chargeback levels may be elevated during periods of economic uncertainty. These transaction disputes and corresponding increases in operating expenses may adversely affect our business, financial condition, and results of operations.

The Fold Credit Card is subject to extensive laws, regulations, and industry standards, and heightened regulatory scrutiny could increase our compliance costs, limit our product offerings, or result in enforcement actions.

The Fold Credit Card is subject to numerous federal, state and local laws and regulations, and related guidance and examination expectations, including those relating to unfair, deceptive, or abusive acts and practices, required disclosures, fair lending and anti-discrimination, marketing and solicitation practices, fees and interest rates, credit reporting, electronic fund transfers, servicemember protections, collections activity, data privacy, open banking and access to customer data, anti-money laundering, and other topics. Many of these requirements are subject to change and some are subject to uncertain interpretation, and we may not accurately predict how such requirements apply to our business.

For example, the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (the “CARD Act”) imposes strict consumer protection rules, including limitations on interest rate increases, fee caps, and transparency requirements. Failure to comply with the CARD Act or related requirements can result in substantial penalties, restitution, restrictions, and other sanctions, and could affect our ability to offer competitive credit card terms, generate revenue, and retain cardholders. Compliance with the CARD Act and other consumer protection requirements adds complexity and operational costs, and evolving regulatory guidance or enforcement actions may increase these burdens over time.

Regulators have also increased scrutiny of credit card programs and bank partnership arrangements, including third-party risk management, marketing practices, rewards programs, and fees. Heightened scrutiny could result in new or modified rules, supervisory findings, enforcement actions, or program restrictions that increase our compliance costs, limit features or rewards we can offer (including bitcoin rewards), require changes to our underwriting, servicing, dispute or collections practices, or require us to obtain additional licenses or approvals. Such scrutiny could also cause our program partners, including our issuing bank, funding partner, servicer, or other vendors, to limit or terminate their relationships with us.

In addition, the Fold Credit Card is subject to industry standards, including the Payment Card Industry Data Security Standard (“PCI DSS”). Failure to meet PCI DSS requirements or other card network security standards can lead to substantial fines, increased transaction fees, mandated remediation, or revocation of our ability to process payment card transactions. Maintaining compliance is complex and costly and requires ongoing monitoring, audits, and updates to our systems and controls.

Any failure to comply with applicable laws, regulations, or industry standards, or any failure to accurately predict how new or changing requirements apply to our business, could result in costly legal challenges, regulatory enforcement actions, substantial fines or restitution, reputational harm, increased compliance costs, and restrictions on our ability to operate or expand the Fold Credit Card program.

Bitcoin rewards offered with the Fold Credit Card depend on third-party custodians and service providers, and issues with those parties or changes in law or regulation could disrupt rewards and adversely affect our business.

The bitcoin rewards provided in connection with the Fold Credit Card are custodied by BitGo and serviced by us, and the rewards program depends on the continued performance of these and other third parties. If BitGo, us, or any other digital asset service provider experiences an outage, cybersecurity incident, operational failure, financial distress, or insolvency, or becomes subject to regulatory restrictions, we could be unable to timely credit or distribute rewards, and cardholders could experience delays, losses, or restrictions in accessing or using their rewards. Even if we are not legally responsible for losses suffered by cardholders due to third-party failures, such events could harm our brand, result in customer support and remediation costs, and expose us to litigation or regulatory scrutiny.

The legal and regulatory framework applicable to digital assets and digital asset service providers is evolving and uncertain. Changes in laws, regulations, or enforcement priorities applicable to BitGo, us, or the digital asset space generally could materially and adversely affect our credit card business, including by affecting the manner in which Fold Credit Card holders receive, maintain, and use their bitcoin rewards, increasing our compliance obligations and costs, limiting our ability to offer or market rewards, or requiring changes to product structure or partner relationships.

Risks Related to Our Equity Purchase Facility

The sale of our Common Stock to SZOP may cause dilution to existing stockholders and the subsequent sale of the shares of Common Stock acquired by SZOP, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

On June 16, 2025, we entered into an equity purchase facility with SZOP, pursuant to which SZOP committed to purchase up to $250,000,000 of our Common Stock. The shares that we may issue and sell to SZOP under the Facility may be sold by us to SZOP from time to time at our discretion over a 24-month period commencing on the date that the conditions set forth in the Facility are satisfied. The purchase price for the shares that we may issue and sell to SZOP under the Facility will vary based on the price of our Common Stock at the time we initiate the sale. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

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

Because the purchase price per share to be paid by SZOP for the shares of Common Stock that we may elect to sell to SZOP under the Facility, if any, will fluctuate based on the market prices of our Common Stock at the time we elect to sell shares to SZOP pursuant to the Facility, if any, it is not possible for us to predict prior to any such sales the number of shares of Common Stock that we will sell to SZOP under the Facility, the purchase price per share that SZOP will pay for shares purchased from us under the Facility, or the aggregate gross proceeds that we will receive from those purchases by SZOP under the Facility.

Moreover, although the Facility provides that we may sell up to an aggregate of $250,000,000 of our Common Stock to SZOP, only 9,282,287 shares of Common Stock are registered under the Securities Act for resale by SZOP under the Registration Statement with respect to SZOP (the "Registration Statement"). These 9,282,287 shares represent the shares that we may elect to issue and sell to SZOP, without the prior approval of our stockholders and in our sole discretion, from time to time from and after the date that the conditions set forth in the Facility are satisfied.

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

If, following satisfaction of the conditions set forth in the Facility, we elect to sell to SZOP all of the 9,282,287 shares of Common Stock registered for resale under the Registration Statement, depending on the market prices of our Common Stock at the time of such sales, the gross proceeds from such sales of all such shares of Common Stock by us to SZOP may be substantially less than the $250,000,000 total purchase commitment available to us under the Facility, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to SZOP shares of Common Stock in excess of the Exchange Cap under the Facility in order to receive additional gross proceeds up to $250,000,000 under the Facility, then for so long as the Exchange Cap continues to apply to the issuances and sales of our Common Stock under the Facility, we must first obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with the applicable Nasdaq listing rules. Additionally, if we elect to issue and sell to SZOP more than the 9,282,287 shares of our Common Stock, we must first file with the SEC one or more additional registration statements to register under the Securities Act for resale by SZOP such additional shares of our Common Stock we wish to sell from time to time under the Facility, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our Common Stock to SZOP under the Facility. There is no assurance that we would obtain the approval of our stockholders to issue shares in excess of the Exchange Cap or that we would be able to register timely the additional shares of Common Stock. Any issuance and sale by us under the Facility of shares of Common Stock in excess of the Exchange Cap could cause additional substantial dilution to our stockholders. The number of shares of our Common Stock ultimately offered for sale by SZOP is dependent upon the number of shares of Common Stock, if any, we ultimately sell to SZOP under the Facility, and the sale of Common Stock under the Facility may cause the trading price of our Common Stock to decline.

We may not have access to the full amount available under the Facility with SZOP. We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct SZOP to purchase up to $250,000,000 worth of shares of our Common Stock in a Regular Purchase (as defined in the Facility) from time to time under the Facility over a 24-month period generally in amounts of shares of Common Stock that vary depending on the closing sale price of our Common Stock at the time of sale. Moreover, under certain circumstances as set forth in the Facility, we may, in our sole discretion, also direct SZOP to purchase additional shares of Common Stock in “accelerated purchases” as set forth in the Facility.

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

The extent we rely on SZOP as a source of funding will depend on a number of factors including the prevailing market price of our Common Stock and the extent to which we are able to raise capital from other sources. Assuming a purchase price of $4.51 per share (which represents the closing price of our Common Stock on July 9, 2025), the purchase by SZOP of the entire 9,282,287 shares of Common Stock issuable under the Facility registered for resale by SZOP hereunder would result in gross proceeds to us of approximately $41.5 million. If obtaining sufficient funding from SZOP were to prove unavailable or prohibitively dilutive, we will need to secure another source of capital in order to satisfy our working capital needs. Even if we sell all $250,000,000 of shares of our Common Stock to SZOP under the Facility, we will need to raise substantial additional capital to continue to fund our operations and execute our current business strategy.

Sales of a substantial number of our securities in the public market by the selling stockholders named in our Registration Statement and/or by our existing securityholders could cause the price of our shares of Common Stock to fall.

The selling stockholders named in the Registration Statement can sell, pursuant to prospectus under the Registration Statement, up to 9,282,287 shares of Common Stock constituting approximately 19.88% of our issued and outstanding shares of Common Stock as of the date of the Registration Statement.

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

Our business depends in large part on our proprietary technology and our brand. We rely on, and expect to continue to rely on, a combination of trademark, copyright, trade secret and other intellectual property laws, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand, our proprietary technology and our intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective and may not adequately permit us to gain or keep any competitive advantage. Despite our efforts to obtain and maintain intellectual property rights, we cannot guarantee that we will be able to prevent unauthorized use or disclosure of our confidential information, intellectual property or technology, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

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

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the cryptocurrency and payments industries, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe or otherwise violate the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing or have misappropriated their intellectual property rights, and we may be found liable as a result. Any claims or litigation, whether having merit or not, could cause us to incur significant expenses and may be time consuming to defend. And if any such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments, we could be prevented from offering our products or services or using certain technologies, or we could be forced to implement expensive work-arounds. We expect that the occurrence of infringement claims related to our bitcoin-related products and services is likely to grow as the bitcoin market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and potentially exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our securities may decline. Even if intellectual property claims are meritless, do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

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

We operate in a relatively new industry in which there is limited institutional experience and which requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Reeves, our co-founder and Chief Executive Officer, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance, legal, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. Due to the nascent nature of the bitcoin economy, the pool of qualified talent is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries, benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely impact our operating results and impair our ability to grow.

Our culture emphasizes innovation, and if we cannot maintain this culture, our business and operating results could be adversely impacted.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop and launch new and innovative products and services, which we believe is essential to attracting high quality talent, partners, developers, and service providers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture, we could lose the innovation, creativity and teamwork that has been integral to our business. Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, including furloughs, layoffs, or reductions in force. In such cases, we may find it difficult to prevent a negative effect on employee morale or attrition beyond our planned reduction, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.

In the event of employee or service provider misconduct or error, our business may be adversely impacted.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of customer funds, insider trading and misappropriation of information, failing to supervise other employees or service providers, improperly using confidential information, as well as improper trading activity such as spoofing, layering, wash trading, manipulation and front-running. Employee or service provider errors, including mistakes in executing, recording, or processing transactions for customers, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide training to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at tech companies which generally do not maintain the same compliance customs and rules as financial services firms. This can lead to high risk of confusion among employees and service providers with respect to compliance obligations, particularly those relating to confidentiality, data access, trading, and conflicts. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight, compliance, and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation.

Risks Related to Being a Public Company and Our Corporate Organization

The market price of shares of our common stock and warrants has steeply declined over the past year. The market price of our securities may continue to be volatile or further decline regardless of our operating performance. You may lose some or all of your investment, and a persistently price per share of our common stock below $1.00 could violate the Nasdaq's continued listing standards.

The trading price of our common stock has been and will likely continue to be volatile. The stock market recently has experienced extreme volatility, and the market price of shares of our common stock has steeply declined over the past year. The closing price per each of our common shares was $6.20 on March 31, 2025, $4.23 on June 30, 2025, $3.86 on September 30, 2025, and $2.61 on December 31, 2025. More recently, on March 13, 2026, our closing price per each share of our common stock was $1.19. A number of factors, some of which are outside of our control, may affect our stock price. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “- Risks Related to Our Business and Industry” and elsewhere in this Item 1A and the following:

•
the uncertainty resulting from the war in Iran, the invasion of Ukraine by Russia and strategic competition and tensions between Taiwan, China and the United States and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);
•
our operating and financial performance and prospects;

•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
conditions that impact demand for our products and/or services;
•
future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);
•
the size of our public float;
•
coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
changes in laws or regulations, including laws or regulations relating to environmental, health and safety matters or initiatives relating to climate change, or changes in the implementation of regulations by regulatory bodies, which adversely affect our industry or us;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
changes in senior management or key personnel;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
changes in our dividend policy;
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from trade wars, natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment. Furthermore, Nasdaq requires us to maintain a minimum bid price of $1.00 per share to comply with its continued listing standards. If a company's bid price falls below $1.00 per share for thirty (30) consecutive business days, the Nasdaq may issue a deficiency notice, which the company has 180 days to cure. We cannot guarantee that our share price will remain above the Nasdaq's minimum bid price. Any suspension and delisting procedures taken by the Nasdaq, any future failure to remain in compliance with the Nasdaq’s continued listing standards, and any subsequent failure to timely resume compliance with the Nasdaq’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets, result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock or if our reporting results do not meet their expectations, the market price of our common stock could decline.

Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

We have filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock reserved for issuance and issuable pursuant to Fold's RSUs and reserved for future issuance under our Incentive Award Plan and our Employee Stock Purchase Plan ("ESPP"). The Incentive Award Plan and the ESPP each provide for automatic increases in the shares reserved for grant or issuance under the applicable plan which could result in additional dilution to our stockholders. Subject to the satisfaction of vesting conditions and the expiration of any applicable lockup restrictions, shares registered under the registration statement on Form S-8 are generally be available for resale immediately in the public market without restriction. Furthermore, in June 2025, we entered into the Facility with SZOP pursuant to which we may sell up to $250 million in our Common Stock, resulting in dilution to stockholders. See the risk factors, "The sale of our Common Stock to SZOP may cause dilution to existing stockholders and the subsequent sale of the shares of Common Stock acquired by SZOP, or the perception that such sales may occur, could cause the price of our Common Stock to fall" and "Sales of a substantial number of our securities in the public market by the selling stockholders named in our Registration Statement and/or by our existing securityholders could cause the price of our shares of Common Stock to fall." From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. We may also execute further agreements which allow certain third parties the right to purchase additional shares of our common stock or securities convertible into common stock. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

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

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC, and the requirements of Nasdaq. Complying with these statutes, regulations, and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses. For example, since becoming a public company, we have had to institute a more comprehensive compliance function, comply with rules promulgated by the Nasdaq, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, and establish new internal policies, such as those relating to insider trading. We also have to retain and rely on outside counsel and accountants to a greater degree in these activities. In addition, being subject to these rules and regulations makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated.

Fold has performed an assessment of our existing internal controls framework and in doing so we identified one material weakness, namely that we did not design or operate effective controls surrounding our complex debt and equity transactions. For further information, see "Material Weakness" under "Item 9A - Controls and Procedures." While we are implementing remedial measures to address these control findings, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be any additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have other material weaknesses or significant deficiencies in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline. We could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in FTAC Emerald’s initial public offering. Investors may find securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities, and the trading prices of our securities may be more volatile.

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

As an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active market for our securities and the price of our securities may be more volatile.

Our management has limited experience in operating a public company.

Our executive officers still have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively continue to manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies means that an increasing amount of their time may be devoted to these activities which results in less time being devoted to our management and growth. We may not always have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States has been great. It is possible that we will further be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our organizational documents provide that we indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our bylaws and our indemnification agreements with our directors and officers provide that:

•
We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•
We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•
We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•
We are not obligated pursuant to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•
The rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•
We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Anti-takeover provisions contained in our charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our charter and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;
•
the ability of our board of directors to determine whether to issue shares of our Preferred Stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
the requirement that a special meeting of stockholders may be called only by the chairperson of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
limiting the liability of, and providing indemnification to, our directors and officers;
•
controlling the procedures for the conduct and scheduling of stockholder meetings;
•
providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;
•
granting the ability to remove directors with cause by the affirmative vote of 66⅔% in voting power of the outstanding shares of Common Stock entitled to vote thereon;
•
requiring the affirmative vote of at least 66⅔% of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend our bylaws or ARTICLE IV, ARTICLE V, ARTICLE VI, ARTICLE VII, ARTICLE VIII, and ARTICLE IX of our charter; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to the our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in the our Board and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which will prevent some stockholders holding more than 15% of the outstanding our Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of our charter or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

General Risk Factors

We may incorporate artificial intelligence (“AI”) into our internal operations, for example, to enhance employee productivity. Implementation of artificial intelligence technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

Certain of our third-party vendors utilize or may in the future utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. By policy, we do not allow the upload of any personal or company confidential information to any AI tools except those from which we have obtained commercially reasonable assurances that such information will not be used other than to provide the services to the company (e.g., no training of models), nor will it be shared with any third party.

Though we have taken steps to be thoughtful in the allowed use of AI, it could pose certain risks to our customers, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise internal operations. Such risks could negatively affect the performance of our business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.

As the regulatory framework for AI and machine learning technology evolves, our business, financial condition, and results of operations may be adversely affected. It is possible that new laws and regulations will be adopted in the U.S., or that existing laws and regulations may be interpreted in ways that would affect the operations of our platform and the way in which we use AI and machine learning technology. For example, the European Union has passed laws and regulations regulating digital services such as certain online platforms and marketplaces, and similarly, the European Union’s Artificial Intelligence Act, which establishes broad obligations for the development and use of AI-based technologies made available in the European Union based on their potential risks and level of impact, came into force on August 1, 2024. In addition, in the United States, the Trump administration rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other thing requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule-making relating to AI technologies in the future. Any such changes at the federal level, together with state-level laws regulating AI technologies that entered into force or are expected to enter into force in 2026, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.

Adverse economic conditions may adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the bitcoin market and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted the bitcoin economy, although the extent of which remains uncertain and dependent on a variety of factors, including market adoption of bitcoin, global trends in the bitcoin economy, central bank monetary policies, instability in the global banking system and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and digital asset markets. For example, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of bitcoin. To the extent general economic conditions and the bitcoin market materially deteriorate or the current decline continues for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions improve, there is no guarantee that the bitcoin economy will similarly improve.

In addition, adverse macroeconomic conditions typically reduce consumer discretionary spending, which could materially reduce card transaction volumes, engagement with our rewards programs, and demand for our bitcoin-related services. Economic downturns also tend to increase fraud, chargebacks, and losses, requiring us to devote greater resources to risk management, customer support, and compliance. Further, during periods of financial stress, sponsor banks, card networks, and payment processors may tighten underwriting standards, increase fees, restrict product features, or delay approvals. Any such changes could materially impair our ability to acquire customers, offer certain products, or operate efficiently. Adverse economic conditions may also limit the availability or increase the cost of capital we need to operate or grow our business. In stressed credit environments, we may face higher borrowing costs, reduced access to financing, or delays in executing strategic initiatives. Additionally, government or regulatory responses to economic conditions, including emergency rulemaking, heightened supervision of financial institutions, or changes in card network rules, may impose new operational burdens or restrict our ability to offer certain products.

Concerns exist about the potential for a market condition where the failure of one company leads to the financial distress of other companies, which has the potential to depress the prices of assets used as collateral by other firms. If such a market condition were to become widespread in the digital asset economy, we could suffer from increased counterparty risk, including defaults or bankruptcies of major customers or counterparties, which could lead to significantly reduced activity on our platform and fewer available opportunities for customer engagement in general.

Further, forced selling of bitcoin by distressed companies could lead to lower bitcoin prices and may lead to a reduction in our revenue. To the extent that conditions in the general economic and the bitcoin market were to materially deteriorate, our ability to attract and retain customers may suffer.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Further, if the instability in the global banking system continues or worsens, there could be additional negative ramifications, such as market-wide liquidity problems or impacted access to deposits and investments for customers of affected banks and certain banking partners, and our business, operating results and financial condition could be adversely affected.

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

Changes in U.S. tax laws, as well as the application of such laws, could adversely impact our financial position and operating results.

We are subject to complex tax laws and regulations in the United States. The U.S. has in the past and may in the future make changes to its corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, our future income tax obligations could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, including changes with possible retroactive application or effect.

Our determination of our tax liability is subject to review and may be challenged by applicable U.S. tax authorities. Any adverse outcome of such a challenge could harm our operating results and financial condition. The determination of our provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Furthermore, if we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The taxing authorities of the jurisdictions in which we operate or may operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our effective tax rate and harm our financial position and operating results.

Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly reformed the U.S. federal tax code, reducing the U.S. federal corporate income tax rate, making sweeping changes to the rules governing international business operations, and imposing new limitations on a number of tax benefits, including deductions for business interest and the use of net operating loss carryforwards. Effective beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures (the "R&D Deduction") and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, further amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. The legislation referred to as the One Big Beautiful Bill Act, enacted on July 4, 2025, made permanent certain expiring and renewed certain expired provisions of the TCJA, modified certain rules governing international business operations, and restored the R&D Deduction. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance.

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

We also are subject to non-income taxes, such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes in the United States. Tax authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could have an adverse effect on our operating results and financial condition.

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

Realization of our deferred tax assets, in the form of future domestic tax deductions, credits or other tax benefits, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.

Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if, in future years, such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes in future years despite any available future tax deductions, U.S. federal net operating loss carryforwards, credits or other tax benefits that we accumulate.

If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of analysts and investors, resulting in a decline in the trading price of our stock.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control, such as, for example, the war in Iran. In addition, our operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and the related precautionary measures that we adopted have in the past resulted, and could in the future result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely impact our business and operating results. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.

We might require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through debt, equity financings and revenue generated by our products and services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, including developing new products and services, enhancing our operating infrastructure, and acquiring complementary businesses and technologies, all of which may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. The trading prices for our common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or bitcoin market could adversely affect our business and the value of our common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy, and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult for us to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Our cybersecurity risk management program includes:

•
physical, technological, and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity, and availability of our key information systems and customer, employee, partner, and vendors, such as access controls, encryption, data handling requirements, and other cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;
•
a defined procedure for timely incident detection, containment, response, and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;
•
a security team responsible for managing our cybersecurity risk assessment processes and security controls;
•
the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls;
•
annual cybersecurity and privacy training of employees, including incident response personnel and senior management; and
•
a third-party risk management process that includes internal vetting of certain third-party vendors and service providers with whom we may share data.

Over the past fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced from time to time, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

The Audit Committee reports to our board of directors regarding its activities, including those related to key cybersecurity risks, mitigation strategies, and ongoing developments. The board of directors also receives updates on our cyber risk management program and other matters relating to our data privacy and cybersecurity approach, including risk mitigations to bolster and enhance our data protection and data governance framework. Members of our board of directors receive presentations that include cybersecurity topics and the management of key cybersecurity risks as part of the continuing education of our board of directors on topics that impact public companies.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management program on a day-to-day basis. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment

Our Chief Technology Officer ("CTO") is primarily responsible for assessing and managing cybersecurity risks, including identifying internal and external threats, overseeing implementation of our information security program, and defining our multi-disciplinary, defense-in-depth strategy. The CTO is responsible for developing and maintaining information security policies, procedures, and programs, monitoring compliance across the organization, overseeing cybersecurity-related training, and triaging Security Events in coordination with Legal to determine whether they constitute Security Incidents requiring escalation. Our CTO, Tom Dickman, brings over a decade of technical and engineering expertise to this role. He has served as our CTO since August 2023 and previously as our Lead Software Engineer from June 2018 to November 2023. Prior to joining Fold, Mr. Dickman held roles as a Senior Software Engineer at RetailMeNot, Inc., and as a Software Engineer at Northrop Grumman Corporation. He holds a Bachelor of Science in Electrical and Electronics Engineering and a Master of Science in Computer Engineering, both from the University of Cincinnati.

Our CTO is informed about and monitors cybersecurity risks through our written Information Security Program, which includes regular risk assessments evaluating internal and external threats, annual (or more frequent) penetration testing of customer-accessible applications, and independent audits of related policies and procedures. We maintain a formal Incident Response Plan with four phases — detection and validation, investigation and containment, notification and communications, and post-incident analysis — under which security events are assessed for severity using a defined severity matrix and escalated to our cross-functional Incident Response Team as warranted.

Our CTO reports cybersecurity matters to the Board of Directors, including security breaches or violations.

Item 2. Properties.

We are a remote-first company, meaning that all our employees work remotely. Substantially all of our executive team meetings are held virtually. We have no offices, and we do not maintain a physical headquarters.

We believe that our current arrangements are adequate to meet our needs for the immediate future, and that, should we need physical office space, suitable office space will be available in the future.

Item 3. Legal Proceedings.

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We are currently the defendant in a bankruptcy clawback proceeding as described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and in “Note 13. Commitments and Contingencies” in the Notes to our Financial Statements; while the outcome of this proceeding is uncertain, we do not believe it is likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Fold's common stock and warrants are each currently listed on Nasdaq under the symbols FLD and FLDDW, respectively.

Holders

As of March 12, 2026, there were 85 holders of record of our common stock and one holder of record of our warrants. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in "street name" or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depositories.

Dividend Policy

We have not paid any cash dividends on our common stock to date and presently have no intention to do so. Subject to applicable law and any other provisions of our Charter, as it may be amended from time to time, holders of our common stock will be entitled to receive such dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board, in its discretion, from time to time out of assets or funds of the Company legally available therefor.

Unregistered Sales of Equity Securities

Except as previously reported by us on our Current Report on Form 8-K, during the period covered by this Annual Report on Form 10-K, the Company did not sell any unregistered securities.

Issuer Purchases of Equity Securities

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

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A - Risk Factors of this Annual Report. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Annual Report and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. See also the Cautionary Note Regarding Forward-Looking Statements in the forepart of this Annual Report.

Unless otherwise indicated or the context otherwise requires, references included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger.

Business overview

Founded in 2019, Fold is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers access to a variety of traditional financial services such as an FDIC insured checking account, the Fold Debit Card, the Fold Credit Card (which has been launched on a limited basis), a bitcoin gift card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers a comprehensive suite of bitcoin trading and custody solutions with low-to-zero fees, and insured custody. Fold aims to provide customers with the ability to seamlessly move between traditional USD and bitcoin products according to their financial needs. By integrating bitcoin across traditional financial services, the Company aims to act as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold App.

Since Fold was founded, we have sought to be a pioneer in bitcoin consumer financial services. In 2019, our initial product allowed users to purchase merchant gift cards with bitcoin, including via the Lightning Network, a use case that was largely absent from the industry at that time. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin trading and custody product and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In May 2025, we released the Bitcoin Gift Card, which we believe is the first of its kind to appear in physical retail networks across the country. In September 2025, we publicly announced our partnerships with Stripe and Visa to offer a bitcoin rewards credit card (the "Fold Credit Card") which launched on a limited basis in March 2026. In January, 2026 we introduced the Employee Bitcoin Bonus program, which allows employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. We expect to continue to innovate in the bitcoin consumer financial services space over the coming years. We have designed each of our core product lines to be product-level profitable at scale, inclusive of the contra-revenue effect of rewards, and we believe we are well positioned to scale those lines.

In addition to new products and features, we have committed significant resources towards optimizing our business through design and user experience updates, refinement of our systems architecture, scaling our customer support services, expanding our rewards network, and adding strategic partnerships.

One of the foundational value propositions of bitcoin is trust and security. Over the past few years, many “crypto”-adjacent business models failed to live up to those values, prioritizing short-term gains over their duties to customers. As a result, many of these companies suffered a combination of reputational damage, bankruptcy, litigation, and fines. Throughout our existence, Fold has been focused on ensuring the safety and security of our customer assets while also complying with regulatory guidance relevant to our business. We believe that a solid trust foundation is critical for continued user adoption and in building a positive brand image, both of which are crucial for our long-term success.

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. Fold views this treasury strategy as a reflection of alignment between Fold and its customers, providing exposure to the long-term value of bitcoin while supporting the financial strength and durability of the operating business. Fold considers its treasury allocation to be part of a disciplined capital strategy designed to support long-term operations and stockholder interests, rather than short-term financial outcomes. As of December 31, 2025, Fold held 1,527 bitcoin in our Investment Treasury. Refer to the Bitcoin treasury strategy section below for further detail.

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

In May 2025, we launched a new product line, the Fold Bitcoin Gift Card. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers and in Kroger marketplaces. We expect to continue to roll out this product to new distribution channels over the coming months.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital, and general corporate purposes. If and when the Company elects to sell shares of Common Stock to the investor pursuant to the Facility, the investor may resell all, some or none of such shares of Common Stock in its discretion and at prices subject to the terms of the Facility. Actual sales of shares of Common Stock under the Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for its business and operational needs. Subject to the earlier termination by the Company, as provided for in the Facility, the Facility terminates automatically on June 16, 2027. As of December 31, 2025, the Company sold 1.42 million shares of Common Stock to the investor pursuant to the Facility for gross proceeds of $4.37 million, and recognized $0.1 million of amortization related to deferred issuance costs. Refer to Note 11 of the Financial Statements for further information.

In October 2025, Fold, Inc. entered into a Master Loan Agreement with Two Prime, and subsequently entered into the First Amendment to the Master Loan Agreement (the "Amendment") in November 2025. The Master Loan Agreement and Amendment established a revolving credit facility (the "Credit Facility") pursuant to which Fold, Inc., upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of March 17, 2026, the Company has borrowed $10.0 million under the Credit Facility, with 250 bitcoin deposited as collateral with the custodian pursuant to the terms of the Credit Facility. The entire loan has a fixed one-year term, maturing on September 30, 2026. This loan may be renewed with substantially similar terms upon mutual agreement between the parties prior to the maturity date. Refer to Note 10 and Note 18 for further information.

In January 2026, we introduced the Employee Bitcoin Bonus program, which allows participating employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program.

On February 25, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund L.P. ("SATS"), an affiliate of the Company's lead director. Pursuant to the Purchase Agreement, SATS purchased from the Company a $13.0 million senior unsecured promissory note. On February 26, 2026, in connection with the closing of the Purchase Agreement, the Company repaid the March 2025 Investor Note with 500 bitcoin. On February 27, 2026, the Company repaid the June 2025 Amended Investor Note with $27.5 million. Following these transactions, the Company no longer has any outstanding convertible notes. Refer to Note 18 for further information regarding these transactions.

In March 2026, we launched the Fold Credit Card on a limited basis. The Fold Credit Card is an expansion of our bitcoin rewards Fold Debit Card. As with our Fold Debit Card, we have partnered with Visa to launch this product. Stripe is our program manager. Premium customers receive unlimited 1.5% bitcoin rewards with the ability to earn up to 4% bitcoin rewards subject to certain conditions, and a free metal card, among other benefits.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. We intend to continue to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we have successfully launched several new product lines during the last twelve months: (1) the Fold Bitcoin Gift Card, (2) the Fold Bitcoin Bonus program, and (3) the Fold Credit Card on a limited basis. We expect these products to continue to expand to more users and to collectively drive higher volumes, revenues, and margins, but we also expect them to drive both new user acquisition and contribute to deeper engagement within the Fold ecosystem.

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

The timing of these product and feature releases will impact our ability to meet financial targets for 2026 and beyond; however, we expect that each of these releases will further enhance our existing market position and drive increased volumes across the platform.

Growth Strategy

In addition to our product strategy, we intend to grow our customer base, transaction volume, and revenues through increased investment into organic and paid marketing channels that have proven successful to-date.

Fold intends to continue to leverage our social media channels and customer referral program to drive growth via organic channels which have been our primary growth channels to date. In addition, to further accelerate growth, we intend to increase investments in paid marketing and affiliate opportunities in conjunction with key product rollouts.

While we expect our existing products to benefit from this growth strategy, we also expect new products like the Fold Credit Card, the Fold Bitcoin Gift Card, and the Fold Bitcoin Bonus program to create synergies across product lines and attract new users who are looking for a more comprehensive suite of financial products.

Bitcoin treasury strategy

As of December 31, 2025, we held approximately 1,606 BTC in our bitcoin treasury which had a market value of $140.5 million based on the market price of bitcoin on the Coinbase exchange at 11:59:59 p.m. UTC time on December 31, 2025, which was approximately $87.5 thousand.

Fold’s purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset to support our operating business with the intention to hold it as a near- to long-term investment to preserve potential upside in the value of that bitcoin (“Investment Treasury”). The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	December 31, 2025	December 31, 2024
Rewards treasury (USD)	$6,872,869	$8,569,651
Investment treasury (USD)	133,658,791	93,568,700
Total bitcoin treasury (USD)	$140,531,660	$102,138,351

	December 31, 2025	December 31, 2025
Rewards treasury (BTC)	79	92
Investment treasury (BTC)	1,527	1,002
Total bitcoin treasury (BTC)	1,606	1,094

Our treasury strategy contemplates that we may (i) periodically sell bitcoin for general corporate purposes to support our operating business, (ii) pledge or commit a portion of our bitcoin as collateral for purposes of entering into financing transactions, (iii) utilize our bitcoin as reserve collateral for various products used in our operating business, and/or (iv) consider opportunities to create income streams or otherwise generate funds using our bitcoin holdings. We may from time to time identify and/or implement additional strategies to more effectively utilize our Investment Treasury to support our overall business. Until such time that we consider it appropriate to utilize our bitcoin in one of those ways, we intend to hold bitcoin as a near- to long-term investment to preserve potential upside in the value of that bitcoin.

As of December 31, 2025, 800 bitcoin were restricted from use in operations under collateral agreements related to our convertible notes and an additional 200 bitcoin were restricted from use in operations as collateral under our Credit Facility. On February 5, 2026, the Company received a collateral maintenance notice under its outstanding Credit Facility as a result of the decline in the market price of bitcoin below the collateral maintenance threshold. In accordance with the terms of the Credit Facility, the Company provided an additional 50 bitcoin as collateral within the required notification period to satisfy the collateral maintenance requirements.

In February 2026, the Company sold 200 bitcoin for $14.4 million, or approximately $71.9 thousand per bitcoin, and repaid the March 2025 Investor Note by returning the 500 bitcoin that was previously reserved as collateral against that note, bringing our total Investment Treasury to 827 bitcoin. Those transactions were used to consummate the capital markets transactions as described in Note 18 of our financial statements. We may execute additional bitcoin sales based on market conditions and business requirements as part of our treasury management operations.

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

Verified Accounts

Verified Accounts represent users who have gone through Know Your Customer (“KYC”) verification to participate in our banking and exchange products. These users represent Fold's highest potential value customers as they have passed through the verification necessary to participate in all of our core product lines.

During the twelve months ended December 31, 2025, we added nearly 13,000 Verified Accounts, bringing total Verified Accounts to nearly 84,000.

Transaction volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat (“USD”) and bitcoin (“BTC”) transaction volumes. We consider Transaction Volume a key operating metric as the majority of our revenues are derived from these volumes.

From inception through December 31, 2025, Fold processed over $3.5 billion in Transaction Volume through our platform. For the twelve months ended December 31, 2025, we averaged more than $78 million in Transaction Volume per month, respectively.

Key components of results of operations

Revenue

Banking and payments revenue

Fold is a financial services platform and not a chartered bank. Our banking and payments revenues consist of revenues received from our Fold Debit Card and related product features, including:

•
Fold+ Subscriptions: Fold’s premium membership tier, called “Fold+”, offers users reduced or no fees on eligible products, higher rewards, and access to limited features. Fold+ costs $100/year or $10/month depending on the customer’s payment frequency selection. As announced January 27, 2026, we currently intend to eliminate the fees for the Fold+ subscription during fiscal year 2026.
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

Custody and trading revenue

As of December 31, 2025, Fold partnered with BitGo Trust Company, Inc. (“BitGo”) (our “Exchange Provider”) to offer eligible customers the ability to buy, sell, store, insure, and withdraw bitcoin using the Fold App via an “Exchange Account.” Fold earns revenue on these transactions via a combination of transaction fees and transaction spreads. Spreads on trades include two components: (1) spreads charged by our Exchange Provider, which include any spreads passed on by their liquidity providers, and (2) Fold’s spread. For customers that do not have a Fold+ subscription, Fold also adds a transaction fee to certain buy and sell transactions as outlined in our terms and conditions, which can change from time to time. Transaction fees are stated as a percentage of the purchase or sale amount (i.e. 1.5%).

Additionally, revenues from our newest product, the Fold Bitcoin Gift Card, are included within this revenue line, as we consider that product effectively an alternative method of selling bitcoin. For accounting purposes, the Company is the principal in these transactions and therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the cost of each gift card sold.

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

Additionally, custody and trading costs include costs related to our Fold Bitcoin Gift Card. For accounting purposes, the Company is the principal in these transactions and therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the cost of each gift card sold.

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

Change in fair value of SAFEs

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of SAFEs. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statements of operations. However, Fold Predecessor's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon Closing of the Merger, all SAFEs held by Fold Predecessor converted into Common Stock of Fold Holdings, Inc. and we will not have future gains or losses related to SAFE fair value remeasurements.

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

Interest expense

Interest expense primarily consists of amortization of the convertible note premium and issuance costs, as well as interest expense on the convertible notes and Two Prime drawdowns.

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

Results of operations for the year ended December 31, 2025 and 2024

Results of operations

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues, net	$31,793,673	$23,753,148	$8,040,525	34%

Operating expenses
Banking and payment costs	28,662,586	22,472,378	6,190,208	28%
Custody and trading costs	1,024,452	228,080	796,372	349%
Compensation and benefits	17,691,784	3,225,179	14,466,605	449%
Marketing expenses	1,709,641	493,900	1,215,741	246%
Professional fees	5,410,925	1,855,131	3,555,794	192%
Amortization expense	557,982	292,266	265,716	91%
(Gain) loss on customer rewards liability	(798,493)	5,219,775	(6,018,268)	-115%
(Gain) loss on digital assets - rewards treasury	394,271	(5,633,042)	6,027,313	-107%
Other selling, general and administrative expenses	4,871,495	1,413,402	3,458,093	245%
Total operating expenses	59,524,643	29,567,069	29,957,574	101%
Operating loss	(27,730,970)	(5,813,921)	(21,917,049)	377%

Other income (expense)
Gain (loss) on digital assets - investment treasury	(9,238,234)	29,247,576	(38,485,810)	-132%
Change in fair value of SAFEs	(7,197,168)	(88,372,854)	81,175,686	-92%
Change in fair value of convertible note	(928,056)	-	(928,056)	NM(i)
Convertible note issuance costs and fees	(9,569,109)	-	(9,569,109)	NM(i)
Loss on extinguishment of debt	(9,612,199)	-	(9,612,199)	NM(i)
Interest expense	(5,708,045)	(234,035)	(5,474,010)	NM(i)
Other income	394,791	91,848	302,943	330%
Other income (expense), net	(41,858,020)	(59,267,465)	17,409,445	-29%

Net loss before income taxes	(69,588,990)	(65,081,386)	(4,507,604)	7%
Income tax expense (benefit)	1,472	7,400	(5,928)	-80%
Net loss	$(69,590,462)	$(65,088,786)	$(4,501,676)	7%

(i) Not meaningful ("NM")

Revenue

	Year Ended December 31,
Revenue stream	2025	2024	$ Change	% Change
Banking and payment revenues	$30,322,364	$23,432,996	$6,889,368	29%
Custody and trading revenues	1,462,357	170,746	1,291,611	NM(i)
Other revenues	63,663	161,000	(97,337)	-60%
Less: Sales returns and allowances	(54,711)	(11,594)	(43,117)	372%
Revenues, net	$31,793,673	$23,753,148	$8,040,525	34%

(i) Not meaningful ("NM")

Net revenue for the year ended December 31, 2025 increased by $8.0 million, or 34%, to $31.8 million, compared to the net revenue of $23.8 million for the year ended December 31, 2024. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $1.9 million and $1.8 million for the year ended December 31, 2025 and 2024, respectively.

Banking and payments

The primary driver behind increased banking and payments revenues related to merchant offers within our banking and payments business. Net revenue from merchant offers increased 30% from $21.7 million for the year ended December 31, 2024 to $28.1 million for the year ended December 31, 2025. This increase was driven primarily due to continued expansion of our merchant offers catalog via new brand offerings, and due to our intentional focus on marketing our merchant offers products via internal and external marketing channels to both new and existing Fold customers.

Excluding merchant offers, our net banking and payments revenues for the year ended December 31, 2025 and year ended December 31, 2024 were $2.2 million and $1.8 million, respectively.

Custody and trading

Net revenues from custody and trading increased by approximately $1.3 million from $0.2 million for the year ended December 31, 2024 to $1.5 million for the year ended December 31, 2025. While still a small part of our overall revenue in 2025, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. We are devoting significant time and resources to our custody and trading platform which we expect to become a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. In the near term we expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders. As of December 31, 2025 Fold supports access to users from all 50 states.

Additionally, revenues from the Fold Bitcoin Gift Card, which launched in May, 2025 are included within custody and trading. Revenues from this product were $0.8 million for the year ended December 31, 2025. Fiscal year 2025 was the first year in which we offered this product. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in physical stores throughout the country, including Kroger marketplaces. We expect to continue to roll out this product to new distribution channels throughout 2026.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs increased in relation to our increased merchant offer volumes as noted above. Costs of sales from merchant offers increased 29% from $21.5 million for the year ended December 31, 2024 to $27.8 million for the year ended December 31, 2025.

Excluding merchant offers and Visa rebates, our banking and payments costs increased to $1.3 million for the year ended December 31, 2025 compared to $1.0 million for the year ended December 31, 2024. This increase is driven by increased card fulfillment fees and KYC costs related to new cardholder sign-ups of $0.2 million during the year ended December 31, 2025.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. While some of our custody and trading costs scale in direct proportion to our volumes and revenues, other costs, such as monthly platform fees, are fixed and do not scale with volume. Costs from the Fold Bitcoin Gift Card are also included within custody and trading, primarily consisting of bitcoin fulfillment upon redemption and processing fees. Costs associated with this product were $0.8 million for the year ended December 31, 2025. Due to this cost structure, our margins on custody and trading are expected to increase over time with increased volumes.

Compensation and benefits

Payroll expenses increased in correlation with our increased employee headcount, which was 40 employees as of December 31, 2025 and 28 employees as of December 31, 2024. We expect to hire incremental staff in strategic roles to support the launches of our new product lines and continued growth throughout 2026.

Compensation and benefits expense for the year ended December 31, 2025 and 2024 also included non-cash share-based compensation expense of $10.0 million and $0 million, respectively. The $10.0 million of share-based compensation expense for the year ended December 31, 2025 included $4.4 million of unrecognized share-based compensation expense that was immediately recognized due to the performance condition under the 2019 Equity Plan being deemed satisfied on February 14, 2025 as a result of the Merger with FTAC Emerald. As the performance condition under the 2019 Equity Plan was not met as of December 31, 2024, no share-based compensation was recognized for the year ended December 31, 2024. There was $13.8 million of unrecognized shared-based compensation expense related to unvested awards as of December 31, 2025.

Marketing expenses

Marketing expenses were $1.7 million for the year ended December 31, 2025 compared to $0.5 million for the year ended December 31, 2024, respectively. As noted above, to further accelerate growth, we plan to increase investments in paid marketing and affiliate opportunities in 2026 to support the launches of our newest products, including the Fold Credit Card and Fold Bitcoin Gift Card. Our initial budget for paid marketing for the year ended December 31, 2025, was $3.0 million. Due to the delays in our credit card rollout, we deferred much of that spend until full product launch.

Professional fees

Professional fees increased to $5.4 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. This increase was driven primarily by fees paid to our legal counsel, independent auditors, and third-party consultants during 2025 in support of our Merger with FTAC Emerald and in support of ongoing regulatory and compliance costs associated with being a public company.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $42.3 thousand, $93.4 thousand and $87.5 thousand as of December 31, 2023, December 31, 2024 and December 31, 2025, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the year ended December 31, 2025 and 2024.

Other Selling, General and Administrative Expenses

Other Selling, General and Administrative expenses primarily consist of costs related to insurance premiums, prepaid amortization, contract labor, and other general business expenses. Total Other Selling, General and Administrative Expenses increased from $1.4 million for the year ended December 31, 2024 to $4.9 million for the year ended December 31, 2025. This increase was primarily driven by higher insurance premiums, software and prepaid software amortization costs, contract labor, board compensation, and bank fees as a result of us transitioning to becoming a public company.

Other income (expense)

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of our long-term SAFE note liabilities, which is determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statements of operations. However, Fold Predecessor's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon Closing of the Merger, all SAFE notes held by Fold Predecessor converted into Common Stock of Fold Holdings, Inc.

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin was approximately $42.3 thousand, $93.4 thousand and $87.5 thousand as of December 31, 2023, December 31, 2024 and December 31, 2025, respectively. The price changes were the primary driver of gains (losses) for digital assets - investment treasury for the year ended December 31, 2025 and 2024.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The net loss on the fair value of the convertible note of $0.9 million during the year ended December 31, 2025 is comprised of a $12.8 million day one loss on the issuance of debt offset by a $11.8 million gain on the change in fair value.

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the year ended December 31, 2025.

Loss on extinguishment of debt of $9.6 million in the statements of operations, which comprised of expensing the original debt's unamortized debt discount of $5.8 million, expensing the original debt's unamortized debt issuance costs of $1.4 million, recording the amended debt premium of $2.0 million and recognizing $0.5 million of additional paid-in capital due to the change in the fair value of the Series C warrants due to the change in exercise price.

Interest expense relates to amortization of the June 2025 Amended Investor Note premium and issuance costs, as well as interest expense on the convertible notes. Of the total interest expense, $2.1 million relates to the December 2024 Initial Investor Note and June 2025 Amended Investor Note and $1.8 million relates to the March 2025 Investor Note. Interest expense also includes amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

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

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and/or render comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA and Adjusted EBITDA per share provides useful information to investors and others in understanding and evaluating our results of core operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Year Ended December 31,
	2025	2024
Net loss	$(69,590,462)	$(65,088,786)
Add:
Interest expense	5,708,045	(234,035)
Income tax expense (benefit)	1,472	7,400
Amortization expense	557,982	292,266
Share-based compensation expense	9,969,081	-
(Gain) loss on customer rewards liability	(798,493)	5,219,775
(Gain) loss on digital assets - rewards treasury	394,271	(5,633,042)
(Gain) loss on digital assets - investment treasury	9,238,234	(29,247,576)
Change in fair value of SAFEs	7,197,168	88,372,854
Change in fair value of convertible note	928,056	-
Convertible note issuance costs and fees	9,569,109	-
Loss on extinguishment of debt	9,612,199	-
Adjusted EBITDA	$(17,213,338)	$(6,311,144)

Adjusted EBITDA for the year ended December 31, 2025 decreased by $10.9 million, or 173% compared to the year ended December 31, 2024. The principal driver of decreased Adjusted EBITDA relates to (i) increased professional fees of $3.6 million; (ii) increased compensation and benefits expense, excluding share-based compensation, of $4.5 million; (iii) increased marketing expenses of $1.2 million; and (iv) increased insurance expenses of $1.4 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company and costs incurred in support of ongoing regulatory and compliance costs associated with being a public company. Payroll expenses increased in correlation with our increased employee headcount, which was 40 employees as of December 31, 2025 compared to 28 employees as of December 31, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Adjusted EBITDA (Loss) Per Share

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Adjusted EBITDA (Loss)	$(17,213,338)	$(6,311,144)
Weighted-average shares used to compute basic and diluted net loss per share	42,218,965	5,836,882

Adjusted EBITDA (Loss) per share attributable to common stockholders:
Basic and diluted	$(0.41)	$(1.08)

Financial condition

Liquidity and capital resources

As of December 31, 2025, the Company had cash and cash equivalents of $7.7 million and negative working capital of $3.0 million. The Company has a history of net operating losses, including an operating loss of $27.7 million for the year ended December 31, 2025. The Company has an accumulated deficit of $170.9 million as of December 31, 2025. Of that amount, $98.7 million relates to fair value adjustments on the Company's SAFE notes, $9.6 million relates to loss on extinguishment of debt, and $0.9 million relates to fair value adjustments on convertible debt instruments.

As of December 31, 2025, the Company held 1,527 bitcoin in our Investment Treasury (as defined below), valued at $133.7 million based on the price of bitcoin as of that date. Of that amount, 1,000 bitcoin, valued at $87.5 million, were restricted from use as operating capital and served as collateral for our convertible notes and credit facility, which were collateralized by 800 bitcoin and 200 bitcoin, respectively.

As of December 31, 2025, we held 79 bitcoin in our Rewards Treasury (as defined below), valued at $6.9 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of December 31, 2025, the Company had $66.3 million in principal debt outstanding in the form of two convertible notes. The June 2025 Amended Investor Note (as defined below) had a principal due of $20.0 million and was convertible into Common Stock at a conversion price of $9.00 per share. Refer to Note 10 for further details regarding the June 2025 Amended Investor Note and the amendment of its predecessor, and the December 2024 Initial Investor Note (as defined below). The June 2025 Amended Investor Note was secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and was scheduled to mature on February 14, 2028. The March 2025 Investor Note had a principal balance of $46.3 million and was convertible into Common Stock at a price of $12.50 per share. This note was secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and was scheduled to mature on March 6, 2030. On the maturity date, the Company was to transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold were contemplated under the March 2025 Investor Note. Refer to Note 10 for further information regarding the conversion features of the convertible notes.

On February 26, 2026, the Company closed on a transaction pursuant to which the March 2025 Investor Note was extinguished, at which time the 500 bitcoin was returned to the investor. On February 27, 2026, the June 2025 Amended Investor Note was extinguished with a cash repayment of $27.5 million, which included cash proceeds from the sale of 200 bitcoin. Refer to Note 18 for further information regarding these transactions.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital and general corporate purposes. As of December 31, 2025, the Company sold 1.42 million shares of Common Stock pursuant to the Facility for gross proceeds of $4.37 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 for further information.

In October 2025, Fold, Inc. entered into a Master Loan Agreement with Two Prime Lending Limited ("Two Prime"), and subsequently entered into the First Amendment to the Master Loan Agreement (the "Amendment") in November 2025. The Master Loan Agreement and Amendment established a revolving credit facility (the "Credit Facility") pursuant to which Fold, Inc., upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of December 31, 2025, the Company had borrowed $10 million pursuant to the Credit Facility, which had been collateralized by 200 of Fold's proprietary bitcoin, The entire loan is a fixed-term loan, with a prepayment option, and matures on September 30, 2026. Refer to Note 10 for further information.

The Company performs an evaluation to determine whether there are conditions or events (known and reasonably knowable), considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued. Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Facility, and digital assets on hand through the date of filing, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

Legal Proceedings

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) seeks avoidance and recovery of alleged preferential transfers. While the outcome of this proceeding cannot be predicted with certainty, the Company does not presently expect this matter to have a material adverse effect on its financial position, liquidity, capital resources, or annual results of operations.

From time to time, the Company may be subject to other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our financial position, liquidity, capital resources, or annual results of operations.

For the year ended December 31, 2025 and 2024

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(16,119,695)	$(3,314,951)
Net cash used in investing activities	(8,966,938)	(2,514,260)
Net cash provided by financing activities	14,408,477	22,668,026
Net increase (decreased) in cash	$(10,678,156)	$16,838,815

Cash flows from operating activities

For the year ended December 31, 2025, cash used in operating activities was $16.1 million compared to $3.3 million for the year ended December 31, 2024. This increase was driven primarily by (i) increased professional fees of $3.6 million; (ii) increased compensation and benefits expense, excluding share-based compensation of $4.5 million; (iii) increased marketing expenses of $1.2 million; and (iv) increased insurance expenses of $1.4 million.

Increased professional fees related directly to legal, advisory, and audit services incurred as part of our transition to becoming a public company and costs incurred in support of ongoing regulatory and compliance costs associated with being a public company. Payroll expenses increased in correlation with our increased employee headcount, which was

40 employees as of December 31, 2025 and 28 employees as of December 31, 2024. Marketing expenses increased in accordance with our planned growth strategy for 2025, which includes budgeted expenditures for paid marketing channels. Insurance expenses related to increased coverage premiums as result of our transition to becoming a public company.

Cash flows from investing activities

Cash flows used in investing activities increased by $6.5 million from $2.5 million for the year ended December 31, 2024 to $9.0 million for the year ended December 31, 2025, primarily due to increased purchases of bitcoin for our Investment Treasury.

Cash flows from financing activities

For the years ended December 31, 2025 and 2024, cash provided by financing activities was $14.4 million and $22.7 million, respectively. For the year ended December 31, 2025 we received proceeds from the issuance of the March 2025 Investor Note; however, those proceeds were received in bitcoin rather than cash and are therefore not included in cash provided by financing activities. For the year ended December 31, 2025 we received $4.37 million in proceeds from the issuance of shares of Common Stock through the Facility and $10.0 million pursuant to draws on the Credit Facility. For the year ended December 31, 2024. we raised $22.7, primarily due to proceeds from SAFE notes financings and proceeds from issuance of the convertible note

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Simple agreements for future equity ("SAFEs")

The Company has issued certain SAFEs, none of which remained outstanding as of December 31, 2025, that grant investors rights to participate in a future equity financing. The number of shares deliverable upon settlement is determined based on the market price of the shares at the settlement date. The Company’s SAFEs are recorded as a liability in the accompanying balance sheets and the Company records subsequent remeasurements in changes in fair value of SAFEs in the statements of operations. Issuance costs related to the SAFEs are expensed in the period incurred. For more information regarding our treatment of the SAFEs, please see Note 9 of our Financial Statements.

Convertible notes and warrants

The Company has accounted for the December 2024 Initial Investor Note and the related warrants issued using the relative fair value allocation method on the date of issuance. The estimated fair values of the conversion option under the December 2024 Initial Investor Note and warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's Common Stock as of December 31, 2025.

The Company has accounted for the June 2025 Amended Investor Note and the related warrants issued using the relative fair value allocation method on the date of issuance. The estimated fair values of the conversion option under the June 2025 Amended Investor Note and warrants were calculated under a Black-Scholes model utilizing the enterprise valuation of Fold's Common Stock as of December 31, 2025.

The fair value of the December 2024 Investor Note and June 2025 Amended Investor Note included the fair value of the conversion option as well as the discounted future contractually obligated cash flows under scenarios in which the Company achieved or did not achieve a public offering.

The estimated fair value of the March 2025 Investor Note was calculated under a Monte Carlo model as of December 31, 2025. The March 2025 Warrants were calculated under a Black-Scholes model utilizing Fold's stock price as of the issuance date.

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

Recent accounting pronouncements

See “Recent accounting pronouncements” described in Note 2 of the Financial Statements, Summary of Significant Accounting Policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Fold Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fold Holdings, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the financial statements as of and for the year ended December 31, 2024 (the “2024 financial statements”) to retrospectively apply the reverse recapitalization, as described in Note 3 to the financial statements. In our opinion, the reverse recapitalization as described in Note 3 to the financial statements was properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments described within, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
March 17, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Fold Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fold Holdings, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse recapitalization discussed in Note 3 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustment is appropriate or properly applied. The adjustments were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2024 through 2025.

New York, NY
March 28, 2025

The accompanying notes are an integral part of these financial statements.

Fold Holdings, Inc.

Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$7,652,203	$18,330,359
Accounts receivable, net	728,001	451,455
Inventories	478,045	262,813
Digital assets - rewards treasury	6,872,869	8,569,651
Prepaid expenses and other current assets	2,384,684	687,100
Total current assets	18,115,802	28,301,378
Digital assets - investment treasury	133,658,791	93,568,700
Capitalized software development costs, net	1,393,752	1,000,065
Deferred transaction costs	-	2,784,893
Other non-current assets	299,309	-
Total assets	$153,467,654	$125,655,036

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$704,789	$1,113,552
Accrued expenses and other current liabilities	3,166,186	71,858
December 2024 convertible note, net	-	11,752,905
Credit facility	10,000,000	-
Customer rewards liability	6,872,869	8,569,651
Deferred revenue	366,252	387,776
Total current liabilities	21,110,096	21,895,742
Deferred revenue, long-term	-	487,690
June 2025 convertible note, net	21,469,675	-
March 2025 convertible note - related party	47,207,556	-
Simple Agreements for Future Equity (“SAFEs”)	-	171,080,533
Other non-current liabilities	689,680	-
Total liabilities	90,477,007	193,463,965
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2025 and 10,204,880 shares issued and outstanding at December 31, 2024	-	1,020
Common stock, $0.0001 par value; 600,000,000 shares authorized, 48,477,883 shares issued and 48,419,266 shares outstanding at December 31, 2025 and 5,836,882 shares issued and outstanding at December 31, 2024	4,849	584
Additional paid-in-capital	233,924,782	33,537,989
Accumulated deficit	(170,938,984)	(101,348,522)
Total stockholders’ equity (deficit)	62,990,647	(67,808,929)
Total liabilities and stockholders’ equity	$153,467,654	$125,655,036

The accompanying notes are an integral part of these financial statements.

Fold Holdings, Inc.

Statements of Operations

	Year Ended December 31,
	2025	2024
Revenues, net	$31,793,673	$23,753,148

Operating expenses
Banking and payment costs	28,662,586	22,472,378
Custody and trading costs	1,024,452	228,080
Compensation and benefits	17,691,784	3,225,179
Marketing expenses	1,709,641	493,900
Professional fees	5,410,925	1,855,131
Amortization expense	557,982	292,266
(Gain) loss on customer rewards liability	(798,493)	5,219,775
(Gain) loss on digital assets - rewards treasury	394,271	(5,633,042)
Other selling, general and administrative expenses	4,871,495	1,413,402
Total operating expenses	59,524,643	29,567,069
Operating loss	(27,730,970)	(5,813,921)

Other income (expense)
Gain (loss) on digital assets - investment treasury	(9,238,234)	29,247,576
Change in fair value of SAFEs	(7,197,168)	(88,372,854)
Change in fair value of convertible note	(928,056)	-
Convertible note issuance costs and fees	(9,569,109)	-
Loss on extinguishment of debt	(9,612,199)	-
Interest expense	(5,708,045)	(234,035)
Other income	394,791	91,848
Other expense, net	(41,858,020)	(59,267,465)

Net loss before income taxes	(69,588,990)	(65,081,386)
Income tax expense (benefit)	1,472	7,400
Net loss	$(69,590,462)	$(65,088,786)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.65)	$(11.15)
Weighted-average common shares outstanding:
Basic and diluted	42,218,965	5,836,882

The accompanying notes are an integral part of these financial statements.

Fold Holdings, Inc.

Statements of Stockholders' Equity (Deficit)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2024	12,364,815	$1,237	7,072,300	$707	$27,825,061	$(36,259,736)	$(8,432,731)
Retroactive application of recapitalization	(2,159,935)	(217)	(1,235,418)	(123)	340	-	-
Issuance of warrants	-	-	-	-	5,712,588	-	5,712,588
Net loss	-	-	-	-	-	(65,088,786)	(65,088,786)
Balance at December 31, 2024	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)

Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)
Net loss	-	-	-	-	-	(69,590,462)	(69,590,462)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,544	-	173,824,440
Share based compensation expense	-	-	306,695	31	9,969,081	-	9,969,112
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 closing shares and warrants	-	-	750,000	75	9,569,109	-	9,569,184
Change in fair value of Series C Warrants	-	-	-	-	498,771	-	498,771
Issuance of interest shares	-	-	427,979	43	1,859,968	-	1,860,011
Issuance of placement shares	-	-	75,000	8	353,242	-	353,250
Issuance of common stock			1,417,544	142	4,315,128	-	4,315,270
Balance at December 31, 2025	-	$-	48,477,883	$4,849	$233,924,782	$(170,938,984)	$62,990,647

The accompanying notes are an integral part of these financial statements.

Fold Holdings, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(69,590,462)	$(65,088,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	557,982	292,266
Loss (gain) on digital assets - rewards treasury	394,271	(5,633,042)
(Gain) loss on digital assets - investment treasury	9,238,234	(29,247,576)
(Gain) loss on customer rewards liability	(798,493)	5,219,775
Change in fair value of convertible note	928,056	-
Convertible note issuance costs and fees	9,569,109	-
Loss on extinguishment of debt	9,612,199	-
Amortization of debt issuance costs	236,305	-
Amortization of debt discount and premium	480,357	187,368
Change in fair value of SAFEs	7,197,168	88,372,854
Share-based compensation expense	9,969,112	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	(276,546)	173,448
Inventories	(215,232)	(133,619)
Prepaid expenses and other current assets	656,823	(176,949)
Accounts payable	(408,763)	753,335
Accrued expenses and other current liabilities	3,764,649	137,482
Customer reward liability	2,385,070	1,965,037
Deferred revenue	(509,214)	(136,544)
Other non-current liabilities	689,680	-
Net cash used in operating activities	(16,119,695)	(3,314,951)

Cash flows from investing activities
Purchases of digital assets	(8,015,269)	(1,880,563)
Proceeds from sales of digital assets	-	104,868
Payments for capitalized software development costs	(951,669)	(738,565)
Net cash used in investing activities	(8,966,938)	(2,514,260)

Cash flows from financing activities
Proceeds from issuance of convertible note and warrants, net	-	18,925,000
Proceeds from recapitalization	804,600	-
Payments of deferred IPO costs	(652,013)	-
Proceeds received from SAFE financings	-	8,000,000
Payment of debt issuance costs	(113,320)	(2,610,099)
Proceeds from issuance of common stock	4,369,210	(1,646,875)
Proceeds from credit facility	10,000,000	-
Net cash provided by financing activities	14,408,477	22,668,026

Net (decrease) increase in cash and cash equivalents	(10,678,156)	16,838,815
Cash and cash equivalents, beginning of period	18,330,359	1,491,544
Cash and cash equivalents, end of period	$7,652,203	$18,330,359

Non-cash investing and financing activities
Proceeds from SAFE financings received in digital assets	$-	$64,106,134
Deferred IPO costs included in accounts payable	-	174,794
Non-cash payment of interest with common stock	1,860,011	-
Distributions of digital assets to fulfill customer reward redemptions	3,283,359	3,948,545
Distributions of digital assets to satisfy other current obligations	671,621	91,566
Recapitalization	173,019,904	-
Proceeds from convertible debt received in digital assets - related party	43,965,525	-
Change in fair value of Series C Warrants included in loss on extinguishment	498,771	-
Non-cash issuance of placement shares	353,250
Non-cash amortization of deferred issuance costs	53,941
Distributions of digital assets for prepaid interest - related party	2,313,975	-
Supplemental disclosure of cash flow information
Cash paid during the period for interest expense related to the credit facility	51,181	-
Cash paid during the period for income taxes	6,139	3,110

The accompanying notes are an integral part of these financial statements.

Fold Holdings, Inc.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, references to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger (as such terms are defined below).

Background and Business Combination

Fold Holdings, Inc. is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers an FDIC insured checking account through Sutton Bank, a prepaid Visa debit card (the "Fold Debit Card"), a bitcoin rewards credit card (the "Fold Credit Card'), a bitcoin gift card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees and insured custody. By integrating bitcoin across traditional financial services, the Company acts as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold mobile application (the “Fold App”).

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

Liquidity and capital resources

As of December 31, 2025, the Company had cash and cash equivalents of $7.7 million and negative working capital of $3.0 million. The Company has a history of net operating losses, including an operating loss of $27.7 million for the year ended December 31, 2025. The Company has an accumulated deficit of $170.9 million as of December 31, 2025. Of that amount, $98.7 million relates to fair value adjustments on the Company's SAFE notes, $9.6 million relates to loss on extinguishment of debt, and $0.9 million relates to fair value adjustments on convertible debt instruments.

As of December 31, 2025, the Company held 1,527 bitcoin in our Investment Treasury (as defined below), valued at $133.7 million based on the price of bitcoin as of that date. Of that amount, 1,000 bitcoin, valued at $87.5 million, were restricted from use as operating capital and served as collateral for our convertible notes and credit facility, which were collateralized by 800 bitcoin and 200 bitcoin, respectively.

As of December 31, 2025, we held 79 bitcoin in our Rewards Treasury (as defined below), valued at $6.9 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

As of December 31, 2025, the Company had $66.3 million in principal debt outstanding in the form of two convertible notes. The June 2025 Amended Investor Note (as defined below) had a principal due of $20.0 million and was convertible into Common Stock at a conversion price of $9.00 per share. Refer to Note 10 for further details regarding the June 2025 Amended Investor Note and the amendment of its predecessor, and the December 2024 Initial Investor Note (as defined below). The June 2025 Amended Investor Note was secured by Fold’s assets as collateral, including 300 of Fold’s proprietary bitcoin, and was scheduled to mature on February 14, 2028. The March 2025 Investor Note had a principal balance of $46.3 million and was convertible into Common Stock at a price of $12.50 per share. This note was secured by Fold’s assets as collateral, including 500 of Fold’s proprietary bitcoin, and was scheduled to

Fold Holdings, Inc.

Notes to Financial Statements

mature on March 6, 2030. On the maturity date, the Company was to transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts convert to Common Stock during the life of the note. No cash payments by Fold were contemplated under the March 2025 Investor Note. Refer to Note 10 for further information regarding the conversion features of the convertible notes.

On February 26, 2026, the Company closed on a transaction pursuant to which the March 2025 Investor Note was extinguished, at which time the 500 bitcoin was returned to the investor. On February 27, 2026, the June 2025 Amended Investor Note was extinguished with a cash repayment of $27.5 million, which included cash proceeds from the sale of 200 bitcoin. Refer to Note 18 for further information regarding these transactions.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, purchasing additional bitcoin for the Company’s corporate treasury, working capital and general corporate purposes. As of December 31, 2025, the Company sold 1.42 million shares of Common Stock pursuant to the Facility for gross proceeds of $4.37 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 for further information.

In October 2025, Fold, Inc. entered into a Master Loan Agreement with Two Prime Lending Limited ("Two Prime"), and subsequently entered into the First Amendment to the Master Loan Agreement (the "Amendment") in November 2025. The Master Loan Agreement and Amendment established a revolving credit facility (the "Credit Facility") pursuant to which Fold, Inc., upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of December 31, 2025, the Company had borrowed $10 million pursuant to the Credit Facility, which had been collateralized by 200 of Fold's proprietary bitcoin, The entire loan is a fixed-term loan, with a prepayment option, and matures on September 30, 2026. Refer to Note 10 for further information.

The Company performs an evaluation to determine whether there are conditions or events (known and reasonably knowable), considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are available to be issued. Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Facility, and digital assets on hand through the date of filing, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fold Holdings, Inc.

Notes to Financial Statements

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company.

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

Estimates, judgments, and assumptions in these financial statements include, but are not limited to, those related to the determination of the recognition, measurement, and valuation of current and deferred income taxes; the fair value of performance stock-based awards issued; the useful lives and impairment assessment of long-lived assets; allowance for credit losses; the fair value of customer reward liability derivative instruments; the fair value of Simple Agreements for Future Equity ("SAFEs"); the fair value of the convertible note and warrants issued; and loss contingency identification and valuation, including assessing the likelihood of adverse outcomes from positions, claims, and disputes, recoveries of losses recorded, and associated timing.

Segment information

We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), who is our Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the years ended December 31, 2025 and 2024, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

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

Fair value measurements

We account for our financial assets and liabilities that are recognized and/or disclosed at fair value on a recurring basis in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable and proscribes the following fair value hierarchy in determining fair values:

•
Level 1 - Quoted prices for identical assets or liabilities in active markets.
•
Level 2 - Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in active markets for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which

Fold Holdings, Inc.

Notes to Financial Statements

significant inputs are observable or can be derived principally from, or corroborated by, observable market data such as interest rates or yield curves.
•
Level 3 - Unobservable inputs reflecting our view about the assumptions that market participants would use in measuring the fair value of the assets or liabilities.

Cash and cash equivalents

The Company consider all short-term, highly liquid investments with maturities from the purchase date of three months or less to be cash equivalents. Cash and cash equivalents were $7.7 million and $ 18.3 million as of December 31, 2025 and December 31, 2024, respectively.

Accounts receivable, net of current expected credit losses

Accounts receivable consist of balances due from customers and are reported net of allowance for credit loss, which represents their estimated fair value. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year. The Company estimates credit losses on trade receivables in accordance with ASC 326, Financial Instruments - Credit Losses. The Company recognizes allowance for credit losses on a collective (pool) basis when similar characteristics exist. The estimate for the allowance for credit losses is based on a historical loss rate for each pool. Management considers qualitative factors such as changes in economic factors, regulatory matters, and industry trends to determine if the allowance needs to be adjusted. Our average collection cycle is less than thirty days, and we have no history of material credit losses. Provisions for allowances for credit losses will be recorded in other selling, general and administrative expenses. We did not record an allowance for expected credit losses as of December 31, 2025 or December 31, 2024.

Concentration of credit risk

We did not have any counterparties with transactions or balances comprising more than 10% of revenues or accounts receivable, net as of and for the years ended December 31, 2025 or December 31, 2024.

The Company’s cash and cash equivalents, digital assets held, and accounts receivable are potentially subject to concentration of credit risk. The Company invests cash and cash equivalents primarily in highly liquid, highly rated money-market instruments which are not fully insured. The Company may also have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts. The Company also holds all digital assets at a qualified custodian or via secure multi-signature cold storage vaults and performs a regular assessment of these venues as part of its risk management process.

Inventories

Our inventories consist of prepaid merchant offers for sale to our customers and physical debit cards to ship to consumers that participate in our debit card product. Inventory is stated at the lower of cost on a first-in, first-out basis or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on the estimated selling prices in the ordinary course of business. Control of the Company's inventory is generally transferred to customers within a short period of time from purchase, and therefore the Company has not recognized inventory obsolescence expense during the years ended December 31, 2025 or December 31, 2024.

Digital assets

The Company holds digital assets, comprised solely of bitcoin, for two purposes:

(1)
to fulfill rewards to customers in accordance with the terms and conditions of Fold’s user agreements ("Rewards Treasury"); and
(2)
as a treasury asset to support our operating business with the intention to hold as a near- to long-term investment to preserve potential upside in the value of that bitcoin ("Investment Treasury").

Fold Holdings, Inc.

Notes to Financial Statements

The Company accounts for digital assets as indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other – Crypto Assets. Under this guidance, digital assets are initially measured at cost and subsequently remeasured at fair value, with gains or losses on remeasurement included in gain (loss) within the accompanying statements of operations. Fair value is measured using the quoted price of bitcoin per the principal market for the related digital assets at the time fair value is being measured.

The Company has determined that the gains or losses on digital assets held for the purposes of satisfying its customer rewards are related to its core operations, and therefore classifies gains and losses on the remeasurement of bitcoin held for that purpose as operating income or expense in its statements of operations. The Company has separately determined that gains or losses on digital assets held as a long-term investment are not related to its core operations, and therefore classifies all gains and losses on the remeasurement of these digital assets as a non-operating income or expense in its financial statements.

The Company assigns costs to digital assets on a first-in, first-out basis. Digital assets are classified as current in the Company's accompanying balance sheets to the extent they are being held to fulfill customer reward redemptions as that is the amount that we reasonably expect to liquidate within a one-year period. The excess of our digital assets held over the customer reward liability is classified as a long-term asset held for investment.

Safeguarding customer digital assets and liabilities

We provide custody services on behalf of our customers through an unrelated third-party service provider, which is a qualified custodian. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodian used by the Company holds our customer cryptographic key information.

The Company accounts for obligations to safeguard customer digital assets (such as bitcoin) in accordance with SAB 122, which rescinded SAB 121, by applying the recognition and measurement requirements for liabilities arising from contingencies in FASB Subtopic 450-20. The Company early adopted SAB 122 as of December 31, 2024. For further detail on our safeguarding customer digital assets and liabilities, refer to Note 16.

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

Capitalized software development costs consisted of the following:

	December 31, 2025	December 31, 2024
Capitalized software, gross	$2,314,121	$1,486,228
Less: accumulated amortization	(920,369)	(486,163)
Capitalized software, net	$1,393,752	$1,000,065

The gross carrying amount of internally developed software costs that had been capitalized but not placed into service is as follows:

	December 31, 2025	December 31, 2024
Capitalized software not placed into service	$594,096	$348,058

Fold Holdings, Inc.

Notes to Financial Statements

The Company recorded amortization expense on capitalized software development costs placed into service in the amount of $0.6 million and $0.3 million during the year ended December 31, 2025 and 2024, respectively. Amortization expense during the year ended December 31, 2025, included $0.1 million of expense related to the write-off and abandonment of projects. Amortization expense during the year ended December 31, 2024 did not include any write-offs related to the abandonment of projects.

Impairment of long-lived assets

Management reviews capitalized software development costs for impairment in accordance with ASC 360, Property, Plant, and Equipment. In assessing our capitalized software development costs for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, we may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded long-lived asset amounts have been impaired, we would perform the impairment test. An impairment loss is recognized in earnings if the estimated fair value of a capitalized software development costs is less than the carrying amount of that asset. Significant judgment is applied when capitalized software development cost assets are assessed for impairment.

There were no factors identified that triggered an impairment review for the years ended December 31, 2025 and December 31, 2024.

Deferred transaction costs asset

The Company capitalized certain legal, professional accounting, and other third-party fees that are directly associated with the Merger as deferred transaction costs until the transaction is consummated. After consummation of the Merger, these costs are recorded as a reduction of the proceeds from the transaction in stockholders' equity as a reduction of additional paid-in capital.

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

Revenue Rewards are considered “earned” at the time of the qualifying spend transaction. Revenue Rewards are immediately available for redemption by the user, except for those related to Fold Debit Card transactions which cannot be redeemed until after a 30-day settlement period. Marketing Rewards are earned and available for redemption immediately upon the performance of a qualifying action by the user. To redeem available rewards, a user may request a withdrawal to a personal bitcoin wallet. Withdrawals can be made either to an external bitcoin wallet or to a user’s bitcoin wallet at the qualified custodians used by Fold.

The Company accrues both Revenue Rewards and Marketing Rewards, (collectively, the "Rewards") within ‘Customer rewards liability’ in our accompanying balance sheets at the time the Reward is earned, with the corresponding impact on our statements of operations dependent on the type of Reward. Revenue Rewards are recorded as a reduction in the transaction price of the related revenue earned - see Revenue recognition below. Marketing Rewards are recorded as a marketing expense within operating expenses. The liability is initially recorded at the fair value of the bitcoin earned upon the action by the user and subsequently marked to fair value until redeemed or reversed, with gains and losses on this liability recorded within 'Gain (loss) on customer rewards liability' in our

Fold Holdings, Inc.

Notes to Financial Statements

accompanying statements of operations. The liability is derecognized when the Reward is redeemed by the user and delivered to the user's bitcoin wallet.

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

Derivatives

As our customer rewards liability results in an obligation to deliver a fixed amount of digital assets in the future, the Company has determined that it meets the definition of a derivative and marked it to fair value as discussed above. The Company has not designated this derivative instrument as a hedging instrument. As of December 31, 2025 and December 31, 2024, the notional amount of the customer rewards liability outstanding was 79 and 92 bitcoin, respectively, and the derivative instrument was valued at $6.9 million and $8.6 million, respectively, within 'Customer rewards liability' on our accompanying balance sheets. The Company recorded a gain of $0.8 million and a loss of $5.2 million during the years ended December 31, 2025 and 2024, respectively. For more detail on the fair value measurement of this derivative instrument, refer to Note 15.

Preferred stock

The Company’s preferred shares are assessed at issuance for classification as liability or equity and embedded features requiring bifurcation. The Company presents outside of permanent equity any preferred stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates, whether by operation of a sinking fund or otherwise; (ii) is redeemable at the option of the holders; or (iii) has conditions for redemption that are not solely within the control of the issuer and for which all of the holders of equally and more subordinated equity instruments of the Company would not always be entitled to also receive the same form of consideration (for example, cash or shares) upon the occurrence of the event that gives rise to the redemption.

On February 14, 2025, upon finalization of the Merger Agreement with FTAC Emerald, all preferred stock held by the Company converted into common shares. Refer to Note 3 for further details.

Simple Agreements for Future Equity ("SAFEs")

The Company issued certain SAFEs that granted investors rights to participate in a future equity financing. These SAFE notes were agreements that provided investors with rights to acquire certain shares upon execution of an Equity Financing or Liquidity Event. An Equity Financing was defined within these agreements as a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells Preferred Stock at a fixed valuation, including but not limited to, a pre-money or post-money valuation. A Liquidity Event was defined within these agreements as Change of Control, a Direct Listing or an Initial Public Offering. The number of shares deliverable upon an Equity Financing or Liquidity Event was determined based on the specific terms of the SAFE notes. The Company assessed that the Closing of the Merger constituted a Liquidity Event for the purposes of the SAFEs.

The Company’s SAFEs are recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Changes in fair value of SAFEs” in the statements of operations. In determining that these SAFE notes represent a liability, the Company's accounting analysis considered the guidance in ASC 480 to distinguish liabilities from equity.

The SAFE notes were not a legal form share or a legal form debt instrument, as they did not have a stated maturity, stated coupon rate, or typical creditor rights, but were instead contracts that required Fold to settle the instrument by issuing a variable number of its equity shares. Although the number of shares would be variable, the Investor would

Fold Holdings, Inc.

Notes to Financial Statements

receive a fixed monetary value equal to the fixed contract price. Because at inception the final settlement amount that Fold was obligated to deliver represents a fixed monetary amount (regardless of the share price determined at delivery), the Company determined that these SAFEs should be classified as liabilities pursuant to ASC 480-10-25-14(a).

Issuance costs related to the SAFEs were expensed in the period incurred. Refer to Note 9 for further information on the Company’s issued SAFEs as of December 31, 2025 and December 31, 2024.

On February 14, 2025, upon finalization of the Merger Agreement with FTAC Emerald, all SAFE notes held by the Company converted into common shares. Refer to Note 3 for further details.

Convertible note, net and warrants

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

The December 2024 Initial Investor Note and June 2025 Amended Investor Note contained a host liability, freestanding warrants, and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock, and (ii) classified in shareholders equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the statements of operations. Any embedded conversion features and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

In March 2025, the Company entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party for the sale of a Convertible Note (“March 2025 Investor Note”) which was convertible into shares of the Company’s Common Stock upon certain triggering events or fully repayable in 500 bitcoin if no triggering events are met. The Company elected to account for the March 2025 Investor Note at the “fair value option” (“FVO”) election of ASC 825, Financial Instruments (“ASC 825”) on the date of issuance. The Company elected to use the FVO election as the debt host contained several embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the FVO election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying statements of operations. With respect to the above notes, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying statements of operations, since the change in fair value of the March 2025 Investor Note was not attributable to instrument-specific credit risk. Refer to Note 10 for further information.

Fold Holdings, Inc.

Notes to Financial Statements

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

Banking and payments – subscriptions

Fold offers a premium membership tier of our platform called “Fold+”, which requires an annual or monthly prepayment depending on the customer’s payment frequency selection. Our performance obligation for these revenues is the maintenance of a mobile application and financial payments platform for end users that are Fold+ subscribers. The Company satisfies its performance obligation and recognizes revenue for subscriptions ratably over the period of the subscription.

Banking and payments – debit card program

Qualified Fold customers may sign up for the Fold Debit Card, which is a prepaid Visa debit card issued by Sutton Bank (“Sutton”). Through the Debit Card Program, Fold earns transaction-based revenues and various fee-based revenues. Fold earns a share of the total interchange fees charged on each debit card transaction. Interchange fees are set by Visa, dependent on the merchant and payment type, and charged as a percentage of the total sale. The Company has determined that the customer in these transactions is the end user of the Fold application that has accepted our terms and conditions and accepted the terms of our Cardholder Agreement.

Additionally, certain fees are charged to our cardholders depending on their membership tier or the nature of the transaction. These fees primarily include instant deposit and withdrawal fees, international transaction fees, and ATM fees. These fees are stated as either a percentage of each transaction or as a fixed dollar amount depending on the nature of the transaction.

Fold Holdings, Inc.

Notes to Financial Statements

The Company's performance obligation for these revenues is the maintenance of a mobile application and financial payments platform consisting of a series of distinct elements that are substantially the same and have the same pattern of transfer over time. Although the issuance of a debit card, the processing of the funds flows of a transaction, and the collection of related fees are separate actions within the overall service offering, the combined service offering is greater than the sum of those component goods and services.

Under ASC 606-10-25-15, the processing of each transaction within this offering is a series of distinct goods or services provided over time that are substantially the same and have the same pattern of transfer to the customer. The Company’s promise to its customers is to act as the principal to perform an unknown or unspecified quantity of tasks, and the consideration received is contingent upon the customers’ use (i.e., volume of transactions processed); as such, the total transaction price is variable. However, the Company does not estimate variable consideration in these circumstances, as the transaction price is known, distinct, and complete at the time of transaction. In addition, the Company applies the right to invoice practical expedient to its debit card program revenues as each performance obligation is recognized over time and the amounts invoiced are reflective of the value transferred to the customer. This transaction price is reduced by the fair value of Revenue Rewards earned, as the Company has identified that Revenue Rewards represent non-revenue elements to be excluded from the transaction price. The Revenue Rewards meet the definition of an embedded derivative requiring bifurcation and measurement subject to the scope of Topics outside of ASC 606.

Banking and payments – Visa incentive

Fold entered into a US Participation Agreement (the “Visa Agreement”) with Visa U.S.A. Inc. (“Visa”) effective January 1, 2022, in which Visa paid the Company a signing bonus (“Visa Bonus”) to be earned over a period of four years. The Visa Bonus is earned ratably in direct proportion to debit transaction volumes over time.

On April 24, 2025, the Company entered into an Amended and Restated US Participation Agreement with Visa (the "Amended Visa Agreement"), effective January 1, 2025. The Amended Visa Agreement reduced the debit transaction volume target and extended the term to achieve the Visa Bonus. In accordance with guidance under ASC 606-10-25-10, Fold conducted an assessment and determined the Amended Visa Agreement qualified as a contract modification. Accordingly, the Company recognized revenue from the Visa Bonus on a cumulative catch-up basis ratably in direct proportion to the amended transaction volumes.

In addition, the Amended Visa Agreement includes a tiered transaction volume incentive (the "Tiered Incentive"), earned as a percentage of debit transaction volumes. The Company recognizes revenue from the Tiered Incentive consistent with the debit card program described above, as it represents an additional interchange fee incrementally earned on each debit transaction under ASC 606-10-25-15.

Banking and payments – merchant offers

Fold customers can earn rewards from various merchant offers, including third-party gift cards and card-linked merchant offers, on the Fold App. Fold purchases gift cards from wholesale vendors in advance of sale to our end customers. Fold pays the wholesale cost of each gift card and resells the gift card to the customer at face value. The Company’s performance obligation for these revenues is to transfer control of a gift card to the customer at a point in time for a fixed amount of consideration. The transaction price of each gift card purchased by a customer is directly allocable to this single performance obligation. The Company obtains control of gift cards from vendors prior to transferring to the customer and the customer does not transact directly with the gift card wholesalers. Fold offers this service in conjunction with the rest of the Fold App services and is the entity primarily responsible for providing the gift card to the user. The Company bears all charge back risk if the gift card does not meet customer specifications and has discretion in establishing the price for the specified good or service. The Company has therefore determined that it is the principal in these transactions and recognizes gross revenues for the sales price of the gift card to the customer and gross costs of sales for the cost of each gift card sold.

As our customers purchase gift cards on our platform, they may earn Revenue Rewards via promotional spins or flat rewards stated as a percentage of the gift card price. The transaction price under the merchant offers revenue stream is reduced by the fair value of the Revenue Rewards earned, as the Company has identified that Revenue Rewards represent non-revenue elements to be excluded from the transaction price. The Revenue Rewards meet the definition of an embedded derivative requiring bifurcation and measurement subject to the scope of Topics outside of ASC 606.

Fold Holdings, Inc.

Notes to Financial Statements

Custody and trading - Exchange

Fold partners with BitGo Trust Company, Inc. (“BitGo” or the “Exchange Provider”) to offer eligible customers the ability to buy, sell, store, and withdraw bitcoin through Fold’s “Bitcoin Wallet”. Fold earns revenue on exchange transactions via a combination of transaction fees and transaction spreads.

The Company’s performance obligation for Custody & Trading revenues is the maintenance of the Bitcoin Wallet feature of the Fold App. The processing of bitcoin transactions within the Bitcoin Wallet is a series of distinct services provided over time that are substantially the same and have the same pattern of transfer to the customer. The Company has determined that it is the agent for its Custody and Trading revenues as Fold does not control the services of the Exchange Provider – all Bitcoin Wallet transactions are performed via the Exchange Provider.

The Company’s promise to its customers is to act as the agent to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use; as such, the total transaction price is variable. In addition, the Company applies the right to invoice practical expedient to its Custody and Trading revenues as each performance obligation is recognized over time and the amounts invoiced are reflective of the value transferred to the customer.

The Company does not have full discretion in determining transaction spreads. The Company therefore recognizes transaction spread revenues net of any costs charged by the Exchange Provider to execute those transactions. The Company does have the discretion to determine transaction fees on Bitcoin Wallet transactions and considers those transaction fees to be analogous for revenue recognition purposes to the fees charged for the debit card program.

Revenues related to this revenue stream were not material for the years ended December 31, 2025 or December 31, 2024.

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

Other revenues

Occasionally, Fold earns revenues from alternate sources, including Fold merchandise sales, sponsorship revenues, affiliate revenues, and other one-off revenue models. These revenues are typically non-recurring and immaterial to Fold’s business.

Sales returns and allowances

All revenue is recognized net of sales returns and allowances, when applicable, which arise from time to time for various reasons. Returns and allowances have been primarily related to merchant offers and have been historically immaterial.

Deferred revenue

Fold Holdings, Inc.

Notes to Financial Statements

Deferred revenues relate to (1) amounts received from customers who prepay for annual Fold+ subscriptions, and (2) the unearned portion of a bonus paid to us by Visa under our Amended Visa Agreement (“Visa Bonus”). The Visa Bonus is recognized ratably in accordance with transaction volume in accordance with the terms of our Amended Visa Agreement noted above. We have determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted for any element of financing. For more detail on deferred revenue, refer to Note 4.

Share-based compensation expense

As a public company, the fair value of our Common Stock is determined on the grant date using the closing price of our Common Stock, which is traded on the Nasdaq Global Select Market. Prior to the Merger, Fold Predecessor's Common Stock was valued using a guideline public company market approach method. This method leverages an analysis of publicly traded peers to develop relevant market multiples and ratios applied to the Company’s historical and expected cash flows.

Share-based compensation expense relates to restricted stock awards ("RSAs") and restricted stock units (“RSUs”) granted or outstanding during the period. Our RSAs and RSUs are measured at fair value on the date of grant and recognized as expense in compensation and benefits in the accompanying statements of operations over the requisite service period once all vesting conditions are satisfied. Expense is recognized on a straight-line basis for awards that vest based solely on a service condition. The Merger with FTAC Emerald on February 14, 2025 satisfied the performance condition for certain RSUs. The Company has elected to account for forfeitures as they occur, with previously recognized share-based compensation expense reversed for unvested shares in the period of forfeiture. Refer to Note 11 for additional information about share-based compensation.

Marketing expense

In addition to expense related to the Fold Rewards Program, the Company incurs marketing expenses for advertising, events and sponsorships, and promotional materials. These amounts are expensed as incurred and were $1.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Other selling, general and administrative expense

Other selling, general and administrative expenses consist primarily of costs associated with contract labor, computer and internet, insurance, customer support costs, dues and subscriptions, and travel.

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes. We recognize in our financial

Fold Holdings, Inc.

Notes to Financial Statements

statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires changes to the annual effective tax rate reconciliation and requires additional disclosure of income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 effective January 1, 2025 and have applied the new requirements on a prospective basis, which resulted in additional disclosures to our income tax footnote, including the presentation of certain reconciling items and disaggregated income taxes paid information. Income tax disclosures for the year ended December 31, 2024 continue to be presented in accordance with the legacy disclosure requirements of ASC 740 and are not comparable to the disclosures for the year ended December 31, 2025.

Recently issued accounting pronouncements not yet adopted

In March 2024, the SEC adopted new rules that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The disclosure requirements of the new rules were to begin phasing in for annual periods beginning in fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the new rules and in March 2025 the SEC voted to end its defense of the climate disclosure rules. We continue to monitor the status of the new rules and evaluate the potential impact of the climate disclosure rules.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-05 on its financial statements.

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the

Fold Holdings, Inc.

Notes to Financial Statements

threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

3. RECAPITALIZATION

As described in Note 1, on February 14, 2025, Fold Predecessor closed the Merger pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, FTAC Emerald purchased from the legacy stockholders of Fold Predecessor all of the issued and outstanding equity interests of Fold Predecessor for $372.0 million, which was paid to the legacy stockholders of Fold Predecessor in the form of approximately 34.1 million shares of Common Stock. The 34.1 million shares of Common Stock is inclusive of the conversion of SAFE notes and preferred stock which were converted as part of the Merger. In connection with the Merger, FTAC Emerald was renamed “Fold Holdings, Inc.” and Fold Predecessor continued as a wholly owned subsidiary of Fold Holdings, Inc.

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

Fold Holdings, Inc. incurred transaction costs related to the Merger of approximately $14.0 million, which are included as a reduction to additional paid in capital on the balance sheets. In connection with the closing of the Business Combination, the Company received net cash proceeds of $0.8 million from the FTAC Emerald trust account, net of transaction expenses and redemptions.

Fold Holdings, Inc.

Notes to Financial Statements

4. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

	Year Ended December 31,
Revenue stream	2025	2024
Banking and payment revenues	$30,322,364	$23,432,996
Custody and trading revenues	1,462,357	170,746
Other revenues	63,663	161,000
Less: Sales returns and allowances	(54,711)	(11,594)
Revenues, net	$31,793,673	$23,753,148

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $1.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of December 31, 2025 and December 31, 2024, the contract liability related to our deferred subscription revenues was $0.3 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was $0.1 million and $0.6 million, respectively.

The activity in deferred revenue for the year ended December 31, 2025 and the year ended December 31, 2024, was as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Beginning of the period contract liability	$875,466	$1,012,010
Revenue recognized from the contract liabilities included in the beginning balance	(771,669)	(442,045)
Increases due to cash received net of amounts recognized in revenue during the period	262,455	305,501
End of period contract liability	$366,252	$875,466

Contract costs

For the years ended December 31, 2025 and 2024, we did not incur any incremental costs to obtain and/or fulfill contracts with customers.

5. DIGITAL ASSETS

The Company holds digital assets, comprised solely of bitcoin, for two purposes: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of the Fold Rewards Program (“Rewards Treasury”); and (2) as a treasury asset to support our operating business with the intention to hold as a near- to long-term investment to preserve potential upside in the value of that bitcoin (“Investment Treasury”). The Company purchases bitcoin for its Rewards Treasury to maintain a balance that is equal to or greater than its customer rewards liability and disburses bitcoin from its Rewards Treasury when customers redeem their rewards and the liability is satisfied.

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

Fold Holdings, Inc.

Notes to Financial Statements

	December 31, 2025	December 31, 2024
Rewards treasury (USD)	$6,872,869	$8,569,651
Investment treasury (USD)	133,658,791	93,568,700
Total bitcoin treasury (USD)	$140,531,660	$102,138,351

	December 31, 2025	December 31, 2024
Rewards treasury (BTC)	79	92
Investment treasury (BTC)	1,527	1,002
Total bitcoin treasury (BTC)	1,606	1,094

As of December 31, 2025 and December 31, 2024, the Company held 1,606 and 1,094 bitcoin, respectively, with an aggregate cost of $118.8 million and $67.9 million, respectively. As of December 31, 2025, 1,000 bitcoin were restricted from use in operations under collateral agreements related to our convertible notes and credit facility, which were collateralized by 800 bitcoin and 200 bitcoin, respectively. Refer to Note 10 for further details.

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2024	$5,333,384	$82,631	$5,416,015
Purchases of bitcoin	1,748,204	132,359	1,880,563
Disbursements of bitcoin (1)	(4,040,111)	-	(4,040,111)
Proceeds from SAFE financings received in bitcoin	-	64,106,134	64,106,134
Proceeds from sale of bitcoin	(104,868)	-	(104,868)
Remeasurement gain (loss) on bitcoin	5,633,042	29,247,576	34,880,618
Bitcoin held at December 31, 2024	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	2,652,469	5,362,800	8,015,269
Bitcoin received from March 2025 Investor Note (2)	-	43,965,525	43,965,525
Disbursements of bitcoin (1)	(3,954,980)	-	(3,954,980)
Remeasurement gain (loss) on bitcoin	(394,271)	(9,238,234)	(9,632,505)
Bitcoin held at December 31, 2025	$6,872,869	$133,658,791	$140,531,660

(1) Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations, fulfil redemptions related to bitcoin gift cards, or to satisfy other current obligations.

(2) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 10 for additional details.

The remeasurement loss of $9.6 million recognized on the digital assets balances for the year ended December 31, 2025 consisted of a realized gain of $2.8 million and an unrealized loss of $12.5 million. The remeasurement gain of $34.9 million recognized on the digital assets balance for the year ended December 31, 2024 consisted of a realized gain of $2.8 million and an unrealized gain of $32.1 million.

Fold Holdings, Inc.

Notes to Financial Statements

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid interest	$542,065	$-
Prepaid expenses	1,636,223	509,547
Other receivables	200,034	177,528
Interest receivable	6,362	25
Total	$2,384,684	$687,100

7. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2024	$5,333,384
Rewards earned by customers	2,168,475
Reward fulfilments (1)	(3,948,545)
Expired rewards	(203,438)
Remeasurement (gain) loss on customer rewards liability	5,219,775
Balance at December 31, 2024	$8,569,651
Rewards earned by customers	2,650,078
Reward fulfilments (1)	(3,283,359)
Expired rewards	(265,008)
Remeasurement (gain) loss on customer rewards liability	(798,493)
Balance at December 31, 2025	$6,872,869

(1) Rewards fulfilments represent amounts that were distributed to customers to fulfill customer rewards obligations.

8. RELATED PARTIES

During the year ended December 31, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with SATS Credit Fund LP, pursuant to which the Company issued to SATS Credit Fund LP a convertible note in the aggregate principal amount of approximately $46.3 million. Refer to Note 10 for further details. The Securities Purchase Agreement and the transactions contemplated thereby were approved by the audit committee and the board of directors of the Company specifically in light of certain related party components, including that the SATS Credit Fund LP is a private investment fund raised and managed by Ten31, LLC, which is an affiliate of Dr. Jonathan Kirkwood, a member of Fold's Board of Directors. Dr. Kirkwood recused himself from the board of directors’ approval of the Securities Purchase Agreement and the related transactions.

During the year ended December 31, 2024, the Company entered into a SAFE with Thesis Inc., a principal shareholder of the Company, totaling $1.0 million.

During the year ended December 31, 2025, the Company recognized nominal amounts of revenue related to merchant offers purchased by Thesis Inc.

Fold Holdings, Inc.

Notes to Financial Statements

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

As of and for the years ended December 31, 2025 and December 31, 2024, the fair value of the SAFEs was $0 and $171.1 million, respectively. The remeasurement of the SAFEs due to change in fair value resulted in an increase in the liability of $7.2 million and $88.4 million during the year ended December 31, 2025 and 2024, respectively. Refer to Note 15 for further details on the fair value measurement of the SAFEs.

During the year ended December 31, 2024, Fold Predecessor entered into SAFEs with various investors with aggregate gross proceeds of $72.1 million. Three of the SAFEs (the “Bitcoin SAFEs”) issued during 2024, totaling $64.1 million, were funded with bitcoin that the Company held in treasury as of December 31, 2025.

10. Debt and Financing Arrangements

Convertible notes and warrants

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The December 2024 Initial Investor Note and June 2025 Amended Investor Note

	December 31, 2025	December 31, 2024
December 2024 Initial Investor Note	$-	$20,000,000
June 2025 Amended Investor Note	20,000,000	-
Convertible debt, gross	$20,000,000	$20,000,000
Less:
Debt discount, net of amortization	-	6,636,805
Debt issuance costs, net of amortization	90,260	1,610,290
Add:
Amended debt premium, net of amortization	1,559,935	-
Convertible debt, net	$21,469,675	$11,752,905
Less: Current portion of long-term debt	-	11,752,905
Amended December 2024 convertible note, net - long-term	$21,469,675	$-

In December 2024, Fold Predecessor entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor for the sale of a Senior Secured Convertible Note which is convertible into shares of the Company’s Common Stock. Fold Predecessor executed the December 2024 SPA and consummated the issuance of (i) an Initial Note in the principal amount of $20,000,000 with a conversion price of $11.50 per share (the “December 2024 Initial Investor Note”), and (ii) Series A, Series B, and Series C warrants to initially acquire up to 869,565, 500,000, and 869,565 additional shares of the Company’s Common Stock, respectively, with an initial exercise price of $12.50, $0.001, and $11.50 per share of Common Stock, respectively, subject to adjustment (collectively, the “Investor Warrants”). Fold had the ability to issue to the investor an additional Senior Secured Convertible Note in an aggregate principal amount of up to $10,000,000 (the “Additional Investor Note” and, together with the December 2024 Initial Investor Note, the “Investor Notes”), subject to the mutual discretion of Fold and the investor.

On February 14, 2025, following the Closing of the Merger, the maturity of the December 2024 Initial Investor Note extended from 10 months to 36 months from Fold Predecessor's public listing event (the "Public Company Date") and was reclassified from a current liability to long term liability. The Series A warrants were exercisable immediately

Fold Holdings, Inc.

Notes to Financial Statements

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

In accordance with ASC 470-50-40-6, the Company derecognized the original debt instrument and recognized an amended note as a new debt instrument at its fair value as of the modification date, reflecting the updated terms. As of June 15, 2025 the net carrying amount of the extinguished note was approximately $12.8 million, resulting in the Company recognizing a loss on the extinguishment of debt of $9.6 million in the statements of operations, which is comprised of the original debt's unamortized debt discount of $5.8 million, the original debt's unamortized debt issuance costs of $1.4 million, the amended debt premium of $2.0 million and $0.5 million of additional paid-in capital related to the change in the fair value of the Series C warrants due to the change in exercise price, as noted above. The fair value of the amended note at the date of modification was estimated to be $22.0 million.

As of December 31, 2025, the principal amount outstanding under the June 2025 Amended Investor Note was $20.0 million. The December 2024 Initial Investor Note and the June 2025 Amended Investor Note were secured by Fold’s assets as collateral, including 300 bitcoin held within Fold’s digital asset Investment Treasury. The Company has included the net balance of the June 2025 Amended Investor Note within non-current liabilities, as the maturity date of the instrument was February 14, 2028.

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

The Company recorded interest expense under the June 2025 Amended Investor Note using a stated interest rate of 12% per annum, as well as the amortization of the debt premium and debt issuance costs, which the Company computed using the effective interest method. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the year ended December 31, 2025 was $2.1 million, comprised of contractual interest expense of $2.4 million and $0.4 million of amortization of the debt premium and debt issuance costs. Interest is calculated on the basis of a 360-day year and is payable quarterly in cash or paid-in-kind in shares of Common Stock. Total interest expense recognized related to the December 2024 Initial Investor Note

Fold Holdings, Inc.

Notes to Financial Statements

for the year ended December 31, 2024 was $0.2 million, comprised of a nominal accrual of contractual interest expense and $0.2 million of amortization of the debt discount and debt issuance costs.

The June 2025 Amended Investor Note, plus accrued and unpaid interest, was convertible at any time, at the investor’s option, into shares of the Company’s Common Stock at an initial fixed conversion price of $9.00 per share, subject to certain adjustments and alternative conditions. Upon a change of control of the Company, the investor could require the Company to redeem all, or any portion, of the June 2025 Amended Investor Note at a price stipulated by certain conditions as discussed within the Amended December 2024 SPA.

The June 2025 Amended Investor Note provided for certain events of default, including, among other things, any breach of the covenants described in the Amended December 2024 SPA. In connection with an event of default, the investor could require the Company to redeem all or any portion of the June 2025 Amended Investor Note at a premium as set forth in the June 2025 Amended Investor Note. The Company was also subject to certain customary affirmative and negative covenants regarding the rank of the June 2025 Amended Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. As of December 31, 2025, the Company was in compliance with all covenants and there were no events of default during the period.

As described in "Subsequent Events" below, the June 2025 Amended Investor Note was extinguished on February 27, 2026.

The March 2025 Investor Note

	December 31, 2025	December 31, 2024
March 2025 Investor Note	$46,279,500	$-
Fair value adjustment	928,056	-
March 2025 investor note - related party	$47,207,556	$-

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

As of December 31, 2025, the principal amount outstanding under the March 2025 Investor Note was $46.3 million and the fair value was $47.2 million. The aggregate principal amount outstanding under the March 2025 Investor Note, plus accrued and unpaid interest, was convertible at any time, at the investor’s option, into shares of the Company’s Common Stock at an initial fixed conversion price of $12.50 per share, subject to certain adjustments and alternative conditions. The Company also had a forced conversion right, which was exercisable on the occurrence of certain conditions set forth in the note, pursuant to which it can cause a portion of the unpaid and outstanding note to be converted into shares of the Company's Common Stock at the Conversion Price. Specifically, the March 2025 Investor Note had six triggering events which occur when the Company's stock price was greater than or equal to $15.00 through $40.00. Upon the occurrence of each triggering event, the March 2025 Investor Note would automatically convert into the specified number of shares outlined by each individual triggering event.

The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin of which was paid to the investor as prepayment for the first year of interest. This bitcoin is included in the Company’s Digital Assets – Investment Treasury and was to be held as collateral to secure the March 2025 Investor Note until maturity or conversion of the note. On the maturity date, the Company was to transfer to the investor the balance of any bitcoin not previously released to the Company upon conversion of the March 2025 Investor Note to Common Stock, with a maximum potential repayment of 500 bitcoin if no amounts converted to Common Stock during the life of the note. No cash payments by Fold were contemplated under the March 2025 Investor Note.

Fold Holdings, Inc.

Notes to Financial Statements

The Company has elected to account for the March 2025 Investor Note using the fair value option and will remeasure the March 2025 Investor Note at each reporting period. As of the date of issuance, the fair value of the March 2025 Investor Note was $59.0 million which exceeded the proceeds received of $46.3 million. The $12.8 million excess of the fair value over the net proceeds received has been recorded as a loss within the statements of operations for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company recorded a $11.8 million gain due to changes in fair value of the March 2025 Investor Note.

The Company separately valued the March 2025 Warrants and Closing Shares issued at $3.8 million and $5.8 million, respectively. The Company considered those amounts as costs and fees incurred upon issuance of the debt. Since those costs and fees were incurred in connection with an instrument entered into with a related party that is subsequently being measured at fair value, the Company expensed the full $9.6 million immediately in the period. The March 2025 Warrants were analyzed in accordance with ASC 815-40 and determined to meet the requirements for equity classification. The estimated fair value of the March 2025 Warrants was calculated under a Black-Scholes model as of the issuance date. The March 2025 Warrants expire five years from the date of issuance and the March 2025 Investor Note matures on March 6, 2030.

The March 2025 Investor Note will accrue interest at a rate of 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share. Total interest expense recognized related to the March 2025 Investor Note for the year ended December 31, 2025 was $1.8 million. Pursuant to the March 2025 SPA, the Company prepaid one year of interest in the form of 25 bitcoin and was to amortize that prepaid interest through March 31, 2026. The prepaid interest has been recorded within prepaid expenses and other current assets on the balance sheet. Beginning April 1, 2026, interest will be calculated on the basis of a 360-day year and stated interest rate of 7% per annum. Interest is payable quarterly in paid-in-kind shares of Common Stock.

The March 2025 Investor Note provided for certain events of default. In connection with an event of default, the investor could require the Company to redeem all or any portion of the March 2025 Investor Note by returning to the Holder (as defined therein) the amount of Bitcoin Collateral (as defined therein) that had not previously been released to the Company in connection with the conversion of the principal into shares of Common Stock. The Company was also subject to certain customary affirmative and negative covenants regarding the rank of the March 2025 Investor Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, distributions or redemptions, the transfer of assets, and the maturity of other indebtedness, among other customary matters. As of December 31, 2025, the Company was in compliance with all covenants and there were no events of default during the period.

As described in "Subsequent Events" below, the March 2025 Investor Note was extinguished on February 26, 2026.

Two Prime Credit Facility

On October 1, 2025, the Company entered into a Master Loan Agreement (the “Master Loan Agreement”) with Two Prime Lending Limited (“Two Prime”). The Master Loan Agreement permits the Company to request, and Two Prime to make available at its discretion, USD-denominated loans up to an aggregate commitment amount of $45.0 million, subject to the execution of individual loan term sheets. Loans issued under the Master Loan Agreement are secured by bitcoin posted by the Company as collateral and held in segregated cold storage with a qualified digital asset custodian. The Company is required to maintain collateral levels within specified thresholds, and failure to do so may result in margin calls or liquidation of collateral.

Each loan bears interest at the rate specified in the applicable term sheet and are repayable in USD. The Master Loan Agreement contains customary representations, covenants, collateral requirements, tax and indemnification provisions, and events of default.

On October 9, 2025, the Company borrowed $5.0 million pursuant to Loan Utilization Request #1 under the Master Loan Agreement. The loan bears interest at 6.5% per annum, matures on September 30, 2026, and is collateralized by 105 bitcoin. The loan is a fixed-term loan with a prepayment option.

Fold Holdings, Inc.

Notes to Financial Statements

On November 19, 2025, the Company entered into the First Amendment to the Master Loan Agreement (the “Amendment”). The Amendment revised certain collateral custody provisions and restated the applicable loan terms, including (i) an increase in the loan fee to 8.5% per annum, (ii) adjustments to collateral maintenance thresholds, and (iii) confirmation that all collateral must be held in segregated, qualified-custodian cold storage subject to a first-priority perfected security interest in favor of Two Prime. The Company evaluated the Amendment to determine if it represented a modification or extinguishments of debt, and concluded that the Amendment is a modification of the original Master Loan Agreement.

On December 16, 2025, the Company borrowed an additional $5.0 million pursuant to Loan Utilization Request #2 under the Amendment. The loan bears interest at 8.5% per annum, matures on September 30, 2026, and is collateralized by 95 bitcoin. The loan is a fixed-term loan with a prepayment option.

As of December 31, 2025, the outstanding principal balance under the Master Loan Agreement was $10.0 million, secured by 200 bitcoin, which is held within Fold’s digital asset Investment Treasury. Total interest expense related to the Two Prime Credit Facility was $0.1 million. The Company in compliance with all collateral maintenance requirements as of December 31, 2025.

11. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of Common Stock at a par value of $0.0001 per share. As of December 31, 2025, the Company had 48.5 million shares of Common Stock issued and 48.4 million shares of Common Stock outstanding. As of December 31, 2024, the Company had 5.8 million shares of Common Stock issued and outstanding. Any dividends declared on Common Stock will be subordinated to dividends on any outstanding preferred shares. Holders of Common Stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of December 31, 2025, the Company had no shares of preferred stock issued and outstanding. As of December 31, 2024, Fold Predecessor had 10.2 million shares of convertible preferred stock issued and outstanding. Refer to Note 3 for additional details on the conversion of preferred stock as part of the recapitalization.

Warrants

As of December 31, 2025, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00.

As of December 31, 2024, Fold Predecessor had the following equity-classified warrants: (1) Series A, Series B, and Series C warrants to initially acquire up to 869,565, 500,000, and 869,565 additional shares of the Company’s Common Stock, respectively, with an initial exercise price of $12.50, $0.001, and $11.50 per share of Common Stock, respectively, subject to adjustment.

2025 Employee Share Purchase Plan

Effective as of the Merger, the Board of Directors adopted the Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 1,216,254 shares of the Company's Common Stock were reserved for issuance.

Fold Holdings, Inc.

Notes to Financial Statements

The ESPP allows eligible employees, pursuant to offerings that may be established under the ESPP, to purchase shares of Common Stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or offering limitations. On August 1, 2025, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved a series of successive offerings under the ESPP, each consisting of consecutive six-month offering periods with the initial offering period beginning on September 1, 2025 and ending on February 28, 2026. A new offering period will automatically commence on March 1, 2026, unless cancelled or modified.

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

As of December 31, 2025, employee payroll deductions had begun, and the purchase date for the initial offering period occurred on February 27, 2026.

2025 Equity Line of Credit

On June 16, 2025, the Company entered into an Equity Purchase Facility Agreement (the “Facility”) and a Registration Rights Agreement, each with SZOP Opportunities I LLC. Pursuant to the Facility, the Company has the right to sell to the investor up to the lesser of (i) $250.0 million of newly issued Fold Common Stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Facility), from time to time during the 24-month term of the Facility. The execution and timing of sales of Common Stock pursuant to the Facility are solely at the option of the Company, and the Company is under no obligation to sell any securities to the investor under the Facility. The total number of shares to be sold to the investor is limited to the extent that the shares would not result in the investor and its affiliates having shares in excess of the beneficial ownership limitation of 9.99%. The purchase price of shares sold to the investor will be equal to 97% or 92% of the volume weighted average price on the trading day the shares are put to the investor with a Regular Advance Notice or an Accelerated Advance Notice, respectively (in each case as defined in the Facility). The Company determined that the right to sell shares of the Company’s Common Stock to the investor pursuant to the Facility represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one to two business days. The Company began delivering Advance Notices (as defined in the Facility) under the Facility in September 2025. During the year ended December 31, 2025, the Company sold 1.42 million shares of Common Stock to the investor pursuant to the Facility for gross proceeds of $4.37 million, and recognized $0.1 million of amortization related to deferred issuance costs.

12. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold Predecessor historically granted RSAs and RSUs under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted a new 2025 Incentive Award Plan (the "2025 Equity Plan") as well as the ESPP which became effective immediately on the date of the Merger. See Note 11 for further information regarding the Company's ESPP. Collectively, these plans are referred to as the "Equity Plans".

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

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, RSAs, Stock Appreciation Rights, RSUs, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and

Fold Holdings, Inc.

Notes to Financial Statements

unsecured right to receive shares of Common Stock (or cash or a combination of shares of Common Stock and cash, as determined in the discretion of the Compensation Committee) upon settlement of the Award. RSAs are Awards of restricted shares of Company Common Stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of December 31, 2025, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plans.

Restricted Stock Units

Prior to the Merger, Fold Predecessor's RSUs had two vesting conditions: a service condition that is typically satisfied based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement (though some RSUs have been granted with different service-vesting schedules, including without the one-year cliff), and a performance condition related to the consummation of a liquidity event defined in the award agreements as the first to occur of a change of control or the first sale of Common Stock pursuant to an IPO. The Merger with FTAC Emerald on February 14, 2025 was deemed to have satisfied the performance condition criteria. Following the Merger, the Company's RSUs are subject to vesting requirements of each individual Award grant, which will typically include only a service condition based on the grantee's continuous service over 48 months with a one-year cliff vesting requirement (though some Company RSUs have been granted with different service-vesting schedules).

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

The Company recognized $10.0 million of share-based compensation expense for the year ended December 31, 2025. $4.4 million of share-based compensation expense was immediately recognized due to the performance condition deemed being satisfied on February 14, 2025. As the performance condition was not met as of December 31, 2024, no share-based compensation was recognized for the year ended December 31, 2024. There was $13.8 million of unrecognized shared-based compensation expense related to unvested awards as of December 31, 2025. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 2.96 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded no share-based compensation expense related to RSAs for the years ended December 31, 2025 and December 31, 2024. There was no material unrecognized compensation expense related to RSAs as of December 31, 2025 or December 31, 2024. There were not any additional RSAs granted during the year ended December 31, 2025 or December 31, 2024.

Determination of fair value

The initial value of the Awards on the dates that the RSUs and RSAs were granted was determined based on the underlying value of Fold Predecessor’s Common Stock. As securities of a private company, the Fold Predecessor's Common Stock was valued by performing an enterprise valuation using a guideline public company market approach method. This method leverages an analysis of publicly traded peers to develop relevant market multiples and ratios applied to the Company’s historical and expected cash flows. As a public company, the fair value of our Common Stock is determined on the grant date using the closing price of our Common Stock, which is traded on the Nasdaq Global Select Market.

Fold Holdings, Inc.

Notes to Financial Statements

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the year ended December 31, 2025 and 2024:

	RSUs	RSAs
Shares nonvested at January 1, 2024	1,271,784	124,176
Granted	830,748	-
Vested	-	(106,906)
Forfeited	(3,912)	-
Shares nonvested at December 31, 2024	2,098,620	17,270
Granted	3,513,086	-
Vested	(1,755,232)	(17,270)
Forfeited	(265,601)	-
Shares nonvested at December 31, 2025	3,590,873	-

13. COMMITMENTS AND CONTINGENCIES

401(k) Plan

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the years ended December 31, 2025 and 2024, we recorded $0.1 million and $0.1 million of expense related to the 401(k) plan, respectively, which is included in compensation and benefits in the accompanying statements of operations.

June 2025 Amended Investor Note

The June 2025 Amended Investor Note contained a provision akin to a time-value make-whole provision wherein the investor was to receive a special interest payment of $10.0 million, payable at maturity or conversion of the note, less any prior interest payments made to the investor before that date. We have estimated the additional minimum liability was to be $2.4 million at maturity. We have recorded an additional $0.7 million of accrued interest as of December 31, 2025, which was to continue to accrue ratably over the next three years to maturity to reflect the special interest.

Litigation

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) seeks avoidance and recovery of alleged preferential transfers. While the outcome of this proceeding cannot be predicted with certainty, the Company does not presently expect this matter to have a material adverse effect on its financial position, liquidity, capital resources, or annual results of operations.

From time to time, the Company may be subject to other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our financial position, liquidity, capital resources, or annual results of operations.

Fold Holdings, Inc.

Notes to Financial Statements

14. INCOME TAXES

Income tax (benefit) expense consists of:

	December 31, 2025	December 31, 2024
Federal current tax expense	$-	$-
State current tax expense	1,472	7,400
Total current tax expense	1,472	7,400

Federal deferred tax expense	-	-
State deferred tax expense	-	-
Total deferred tax expense	-	-
Total tax expense	$1,472	$7,400

Income tax (benefit) expense differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21% as a result of the following:

	December 31, 2025
	Amount	Percent
Income tax expense at the federal statutory rate	$(14,613,872)	21.00%
State taxes (1)	504	0.00%
Federal credits	(89,051)	0.13%
Changes in valuation allowance	9,995,523	-14.36%
Non-deductible / Non-taxable items
Excess stock compensation deduction	988,450	-1.42%
Nondeductible losses on SAFE notes	1,511,405	-2.17%
Nondeductible stock issuance costs	2,009,513	2.89%
Nondeductible repurchase premium on convertible notes	194,892	-0.28%
Other permanent items	4,111	-0.01%
Other	(3)	0.00%
Total income tax expense	$1,472	0.00%

(1) Certain categories within the effective tax rate reconciliation disclosure required by ASU 2023‑09 have not been separately disaggregated, as it was determined that such disaggregation would not be material, consistent with the materiality guidance in ASC 105‑10‑05‑6.

For the year ended December 31, 2025, the significant reconciling items, as noted in the table above, are primarily due to non-deductible/non-taxable items partially offset by the change in valuation allowance.

For the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the income tax (benefit) expense differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21% as a result of the following:

December 31, 2024
Amount
Income tax expense at the federal statutory rate	$(13,667,089)
Non-Deductible/ Non-taxable Items	18,559,723
State Taxes	1,077,521
Rate Change	(25,879)
Federal Credits	(89,051)
Valuation Allowance	(5,847,827)
Other	2
Total income tax expense	$7,400

Fold Holdings, Inc.

Notes to Financial Statements

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

Deferred taxes	December 31, 2025	December 31, 2024

Customer rewards liability	$1,675,054	$2,193,675
Goodwill and intangible assets	2,888	13,376
Capitalized research and development costs	570,930	815,967
Net operating losses	10,170,376	5,676,941
Credits	444,723	355,672
Start up costs	2,232,158	-
Convertible debt	4,037,227	-
Restricted stock	746,055	-
Other	3,216	3,379
Total deferred tax assets	19,882,627	9,059,010
Valuation allowance	(14,403,016)	(275,686)
Net deferred tax assets	5,479,611	8,783,324

Digital assets	(5,479,611)	(8,783,324)
Total deferred tax liabilities	(5,479,611)	(8,783,324)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2025 and 2024, the Company had $14.4 million and $0.3 million in net deferred tax assets, respectively. At each reporting date, management considers new evidence, both positive and negative that could affect its view of the future realization of deferred tax assets. The Company has established a full valuation allowance against the deferred tax assets due to the lack of sufficient positive evidence to support their realization. This assessment will be reviewed periodically, and adjustments to the valuation allowance will be made as warranted by changes in circumstances. As of December 31, 2025 and 2024, the Company recorded a full valuation allowance of $14.4 million and $0.3 million, respectively.

As of December 31, 2025 and 2024, the Company has federal net operating losses of $40.2 million and $21.2 million, respectively, which do not expire. Utilization of the net operating losses may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 under Section 382. As of December 31, 2025 and 2024, the Company has not completed a Section 382 study to make this determination.

As of December 31, 2025 and 2024, the Company has federal R&D credit carryforwards of $0.4 million and $0.4 million, respectively, which expire in 2040 through 2045.

As of December 31, 2025, the Company has state net operating loss carryforwards of $33.7 million, of which $4.6 million do not expire and $29.1 million expire in various jurisdictions in 2036 through 2045. As of December 31, 2024, the Company has state net operating loss carryforwards of $22.8 million, of which $2.2 million do not expire and $20.6 million expire in various jurisdictions in 2036 through 2044.

As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits. To the extent penalties and interest would be assessed on any underpayment of income tax, the Company’s policy is that such amounts would be accrued and classified as a component of income tax expense in the financial statements. The Company is subject to the following material taxing jurisdictions: U.S., Arizona, California, and New York. As of December 31, 2025 and 2024, the Company is current on its income tax filings in all applicable state jurisdictions and is not currently under any federal or state income tax examinations. The Company is open to federal and state tax audits until the applicable statutes of limitations expire. The statute of limitations has expired for all federal and state returns filed for periods ending before 2022. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

Fold Holdings, Inc.

Notes to Financial Statements

For the year ended December 31, 2025, total income taxes paid (net of refunds) consisted of the following:

	December 31, 2025	December 31, 2024
Federal	$-	$-
Aggregated state and local jurisdictions (2)	6,139	3,110
Net Cash Paid (refunds received) for income taxes	$6,139	$3,110

(2) Certain categories within the income taxes paid disclosure required by ASU 2023‑09 have not been separately disaggregated, as it was determined that such disaggregation would not be material, consistent with the materiality guidance in ASC 105‑10‑05‑6.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$140,531,660	$140,531,660	$-	$-
Total assets	$140,531,660	$140,531,660	$-	$-

Liabilities:
Customer rewards liability	$6,872,869	$-	$-	$6,872,869
March 2025 Investor Note	47,207,556	-	-	47,207,556
Total liabilities	$54,080,425	$-	$-	$54,080,425

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$102,138,351	$102,138,351	$-	$-
Total assets	$102,138,351	$102,138,351	$-	$-

Liabilities:
Customer rewards liability	$8,569,651	$-	$-	$8,569,651
SAFEs	171,080,533	-	-	171,080,533
Total liabilities	$179,650,184	$-	$-	$179,650,184

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and deferred revenue approximate their fair values due to their short-term nature.

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of December 31, 2025 and December 31, 2024.

There have been no changes to the level categorization of our financial assets and liabilities.

Fold Holdings, Inc.

Notes to Financial Statements

Customer rewards liability

The customer reward liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of December 31, 2025 and December 31, 2024, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended December 31, 2025 and 2024 was 10%.

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

The following table summarizes the changes in fair value associated with Level 3 SAFE financial instruments held at the beginning or end of the periods presented:

Fold Holdings, Inc.

Notes to Financial Statements

SAFEs
Balance at January 1, 2024	$10,601,545
Proceeds from issuances of SAFEs	72,106,134
Change in fair value of SAFEs	88,372,854
Balance at December 31, 2024	$171,080,533
Proceeds from issuances of SAFEs	$-
Change in fair value of SAFEs	6,503,113
Conversion of SAFEs	(177,583,646)
Balance at December 31, 2025	$-

March 2025 Convertible Note

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

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Convertible Note
Balance at December 31, 2024	$-
Additions	46,279,500
Fair value adjustment - day one loss on issuance of debt	12,753,994
Fair value adjustment - change in fair value	(11,825,938)
Balance at December 31, 2025	$47,207,556

The following table summarizes the significant inputs which the fair value measurements associated with the convertible note was determined:

	As of December 31, 2025	As of December 31, 2024
Risk-free rate (continuously compounded)	3.60%	-
Fold volatility (annual)	99.16%	-
Bitcoin volatility (annual)	52.03%	-
Note term	4.18 Years	-
Fold stock price	$2.61	-
Bitcoin price	$87,508.83	-
Correlation (Fold and Bitcoin)	0.4289	-
Conversion price	$12.50	-
Dividend yield (annual)	0.00%	-

Fold Holdings, Inc.

Notes to Financial Statements

16. CUSTODY OF DIGITAL ASSETS

We provide custody services on behalf of our customers through an unrelated third-party service provider, who is a qualified custodians. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodian used by Fold hold our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the years ended December 31, 2025 or December 31, 2024.

The fair value of customer digital assets held by our qualified custodian totaled $21.3 million and $13.9 million at December 31, 2025 and December 31, 2024, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $21.3 million and $13.9 million at December 31, 2025 and December 31, 2024, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at December 31, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

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

	Year ended December 31,
	2025	2024
Basic net loss per share:
Numerator:
Net loss	$(69,590,462)	$(65,088,786)
Net loss attributable to common stockholders, basic and diluted	$(69,590,462)	$(65,088,786)

Denominator:
Basic Shares:
Weighted-average shares used to compute basic and diluted net loss per share	42,218,965	5,836,882
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.65)	$(11.15)

The following potential Common Stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

Fold Holdings, Inc.

Notes to Financial Statements

	Year ended December 31,
	2025	2024
Convertible preferred stock	-	10,204,880
Unvested restricted stock units (1)	3,590,873	2,098,620
SAFEs (2)	-	-
Convertible notes (3)	5,924,582	-
Investor warrants (4)	15,099,378	-
Employee stock purchase plan (5)	10,352	-
Total anti-dilutive securities	24,625,185	12,303,500

(1)
Potentially dilutive securities attributable to outstanding unvested RSUs are excluded from the calculation of diluted net income per share as the effect of the incremental Common Stock would be anti-dilutive and are therefore excluded from the income loss per share calculation.
(2)
The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the year ended December 31, 2025 as the SAFEs were converted to Common Stock as of the Merger. The SAFEs were not included for purposes of calculating the number of diluted shares outstanding for the year ended December 31, 2024 as the number of dilutive shares would be based on a conversion ratio associated with the pricing of the future financing or liquidation event, which was not determinable as of December 31, 2024.
(3)
The June 2025 Amended Note contains a conversion feature that allows the investor the option to convert the June 2025 Amended Note in exchange for 2,222,222 shares of Common Stock. The March 2025 Investor Note contains a conversion feature that allows the investor the option to convert in exchange for 3,702,360 shares of Common Stock. The effect of the incremental Common Stock issuable upon a conversion of these notes would be anti-dilutive and are therefore excluded from the income loss per share calculation.
(4)
As of December 31, 2025, Fold had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00. These warrants are considered anti-dilutive based on Fold's average share price for the year ended December 31, 2025 and are therefore excluded from the loss per share calculation.
(5)
Potentially dilutive securities attributable to the employee stock purchase plan are excluded from the calculation of diluted shares outstanding as of December 31, 2025, the effect of the incremental Common Stock would be anti-dilutive and therefore excluded from the income loss per share calculation.

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements through March 17, 2026, the date the financial statements were available to be issued. Where applicable, the notes to these financial statements have been updated to discuss significant subsequent events which have occurred.

Additionally, the Company identified the following subsequent events for disclosure:

Bold Technologies Intellectual Property Asset Acquisition

On February 2, 2026, the Company exercised an option to acquire certain intellectual property of Bold Technologies, Inc. The option exercise resulted in the acquisition of certain intellectual property in exchange for non-cash consideration with an aggregate value of $0.5 million, payable in shares of the Company’s common stock.

Fold Holdings, Inc.

Notes to Financial Statements

The assets acquired consist primarily of software source code and repositories, proprietary algorithms and architectures, trade secrets and technical know-how, data and databases, domain names and related web and application listings, design files and documentation, and associated operational credentials and access rights. No liabilities were assumed as part of the transaction, and no employees or substantive processes were acquired.

Two Prime Credit Facility

On February 5, 2026 the Company received a collateral maintenance notice under its outstanding Credit Facility as a result of the decline in the market price of bitcoin below the collateral maintenance threshold. In accordance with the terms of the Credit Facility, the Company provided an additional 50 bitcoin as collateral within the required notification period to satisfy the collateral maintenance requirements. The Company is in compliance with all collateral maintenance requirements as of March 17, 2026, the date the financial statements were available to be issued.

Sale of Bitcoin

Between January 1, 2026, and March 17, 2026, the Company sold 200 bitcoin for $14.4 million, or approximately $71.9 thousand per bitcoin, from Fold's Investment Treasury. Proceeds from the sale of bitcoin, together with the cash obtained from the closing of the Purchase Agreement (as defined below) were used to pay off the June 2025 Amended Investor Note.

Debt Restructuring

On February 25, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund L.P. ("SATS"), an affiliate of the Company's lead director. Pursuant to the Purchase Agreement, SATS purchased from the Company a $13.0 million senior unsecured promissory note, repayable in cash, bearing interest at 10% per annum (the "New Note"), and 520,000 shares of the Company's common stock (the "Initial Commitment Shares"). The New Note matures in one year, is prepayable without penalty, and includes certain mandatory prepayment provisions based on the market price of bitcoin. The New Note is renewable for an additional one-year term upon the mutual consent of the Company and SATS and the issuance of additional 520,000 shares of the Company's common stock (the "Renewal Commitment Shares").

On February 26, 2026, in connection with the closing of the Purchase Agreement, the Company repaid the March 2025 Investor Note with 500 bitcoin. No penalties or fees were incurred in connection with the termination.

On February 27, 2026, the Company repaid the June 2025 Amended Investor Note with $27.5 million. The total cash consideration for repayment of the Investor Note consisted of $20 million related to the principal outstanding and $7.5 million related to the special interest payment as further described in Note 13.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting under the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Financial Reporting (2013). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness described below, that our internal control over financial reporting was not effective as of December 31, 2025. As an emerging growth company, we are not required to obtain, and have not obtained, an attestation report on our internal control over financial reporting from our independent registered public accounting firm. Accordingly, CBIZ CPAs P.C., our independent registered public accounting firm, has not audited and does not express an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting exist as of December 31, 2025:

•
We did not design or operate effective controls surrounding our complex debt and equity transactions.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weakness. Our remediation efforts include several actions:

•
We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities, including reviews of complex debt and equity transactions.
•
We have engaged consultants to assist with reviewing our internal controls over financial reporting controls to address gaps in the design and operating effectiveness of our internal controls, including controls specific to management's review of work performed by third party consultants.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board. We also may conclude that additional measures may be required to remediate the material weakness or determine to modify the remediation plans described above. We will not be able to conclude that we have remediated the material weakness until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As previously disclosed in Part I, Item 4. "Controls and Procedures" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025, management concluded that the following material weaknesses existed in the Company's internal control over financial reporting: (i) we had not formally documented a top-down risk assessment related to the design, implementation, and operating effectiveness of our business cycle related to controls over financial reporting; and (ii) we had not designed or operated effective controls surrounding its financial reporting to ensure accurate disclosures are filed with the SEC.

Subsequently, management completed the following remedial actions:

•
Engaged external consultants with technical accounting and financial reporting expertise to provide additional depth and breadth in the Company's financial reporting capabilities, including the review of financial statement disclosures filed with the SEC.
•
Engaged external consultants to assist with the financial statement closing process and to implement appropriate segregation of duties among accounting personnel to enable adequate review controls.
•
Engaged external consultants to assess the Company's internal controls over financial reporting and IT general controls, and to assist in the design and implementation of a formal top-down risk assessment framework to identify, monitor, and test controls across the Company's financial reporting processes.

As a result of these actions, and based on the results of management's evaluation confirming the effective design, implementation, and operating effectiveness of the remediated controls over a sufficient period of time, the Company concluded that, as of December 31, 2025, the material weaknesses previously disclosed in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025, and September 30, 2025, have been remediated.

Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation efforts described above, and the actions taken to remediate the previously reported material weaknesses, there were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2025, one of the Company’s officers, our Chief Technology Officer, Tom Dickman, adopted a Rule 10b5-1 Plan. The applicable Rule 10b5-1 Plan was entered into during an open trading window, on December 12, 2025, in accordance with the Company’s Insider Trading Policy and Trading Plan Policy. Up to 50,000 shares can be sold under Mr. Dickman's 10b5-1 Plan at prices ranging from $10.00 per share to $12.00 per share from April 13, 2026 through October 13, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The Company has adopted an Insider Trading Policy, a copy of which is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from the Proxy Statement pertaining to our 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.1.
Financial Statements.

Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

1.2.
Financial Statements Schedules.

The financial statement schedules have been omitted because they are either not required, not applicable, or the information required to be presented is included in the Company's financial statements and notes thereto.

1.3.
Exhibits.

Exhibit Index

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., FTAC EMLD Merger Sub Inc. and Fold, Inc. (incorporated by reference to Annex A to the Company's Registration Statement on Form S-4 filed with the SEC on October 7, 2024).

3.1

Third Amended and Restated Certificate of Incorporation of Fold Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

3.2	Second Amended and Restated Bylaws of Fold Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
4.3	Form of Senior Secured Convertible Note, dated June 16, 2025 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).
4.4*^	Second Amendment to Senior Secured Convertible Note, dated October 1, 2025, by and between Fold, Inc. and ATW Growth Opportunities SPV, LLC.
4.5†	Convertible Note, dated March 6, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2025).
4.6*	Description of Securities.
10.1

Sponsor Share Restriction Agreement, dated July 24, 2024, by and among FTAC Emerald Acquisition Corp., Emerald ESG Sponsor, LLC and Emerald ESG Advisors LLC (incorporated by reference to Exhibit 10.1 to FTAC Emerald Acquisition Corp.'s Current Report on Form 8-K with the SEC filed on July 25, 2025).

10.2

Amendment to the Sponsor Share Restriction Agreement, dated February 14, 2025, by and among FTAC Emerald Acquisition Corp., Emerald ESG Sponsor, LLC and Emerald ESG Advisors LLC (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.3

Amended and Restated Registration Rights Agreement, dated February 14, 2025, by and among Fold Holdings, Inc., Emerald ESG Sponsor, LLC, Emerald ESG Advisors, LLC and certain other stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.4†^

Equity Purchase Facility Agreement, dated June 16, 2025, by and among Fold Holdings, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.5†^

Registration Rights Agreement, dated June 16, 2025, by and among Fold Holdings, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.6

Securities Purchase Agreement, dated December 24, 2024, by and between Fold, Inc. and ATW Growth Opportunities SPV, LLC (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.7^

Waiver, Amendment and Joinder Agreement, dated June 16, 2025, by and among Fold Holdings, Inc., a Delaware corporation, Fold, Inc., a Delaware corporation, and certain holder party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.8^

Form of Amendment to Pledge and Security Agreement by and among Holder, as collateral agent, the Company, and other signatories thereto, as debtors (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.9	Form of Perfection Certificate (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.10

Form of Registration Rights Agreement, dated December 24, 2025, by and between Fold, Inc. and ATW Growth Opportunities SPV, LLC (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.11	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.12	Form of Guaranty (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on June 17, 2025).
10.13

Securities Purchase Agreement, dated March 6, 2025, by and between Fold Holdings, Inc. and SATS Credit Fund LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2025).

10.14	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2025).
10.15

Registration Rights Agreement, dated March 6, 2025, by and between Fold Holdings, Inc. and SATS Credit Fund LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2025).

10.16†

Master Loan Agreement, dated October 1, 2025, by and between Fold, Inc. and Two Prime Lending Limited (incorporated by reference to Exhibit 10.1 by the Company's Current Report on Form 8-K filed with the SEC on October 1, 2025).

10.17

First Master Loan Agreement Amendment, dated November 19, 2025, by and between Fold, Inc. and Two Prime Lending Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 24, 2025).

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.19†^

Purchase Agreement dated February 25, 2026 by and between Fold Holdings, Inc. and SATS Credit Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.20^

Registration Rights Agreement dated February 25, 2026 by and between Fold Holdings, Inc. and SATS Credit Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.21

Offer Letter, dated August 20, 2019, by and between Fold, Inc. and Will Reeves (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.22

Offer Letter Amendment, dated March 23, 2021, by and between Fold, Inc. and Will Reeves (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.23

Offer Letter, dated March 26, 2021, by and between Fold, Inc. and Wolfe Repass (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.24

Promotion Letter, dated May 19, 2022, by and between Fold, Inc. and Wolfe Repass (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.25

Severance Agreement and General Release, dated July 22, 2025, by and between Fold, Inc. and Nicolletta Goncalves (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 28, 2025).

10.26	Fold, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.27

Form of Notice of Restricted Stock Unit Grant under Fold, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).

10.28	Fold Holdings, Inc. 2025 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.29	Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.30	Fold Holdings, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.31	Fold Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2025).
10.32	Fold Holdings, Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2025).
10.33	Form of Warrant, dated June 16, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).
10.34^	Form of Senior Unsecured Promissory Note, dated February 25, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2026).
14.1*	Fold Holdings, Inc. Code of Conduct
16.1	Letter from Marcum LLP, dated April 15, 2025 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the SEC on April 15, 2025).
19.1*	Fold Holdings, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
24.1*	Power of Attorney (contained on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Fold Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

^ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

† Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLD HOLDINGS, INC.

Date: March 17, 2026	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer & Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Will Reeves, Wolfe Repass, and Audrey Bartosh, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to the Annual Report on Form 10-K of Fold Holdings, Inc. for the year ended December 31, 2025, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Will Reeves	Chief Executive Officer and Chairman of the Board	March 17, 2026
Will Reeves	(Principal Executive Officer)

/s/ Wolfe Repass	Chief Financial Officer	March 17, 2026
Wolfe Repass	(Principal Financial Officer & Principal Accounting Officer)

/s/ Jonathan Kirkwood	Lead Director	March 17, 2026
Jonathan Kirkwood

/s/ Lesley Goldwasser	Director	March 17, 2026
Lesley Goldwasser

/s/ Kirstin Hill	Director	March 17, 2026
Kirstin Hill

/s/ Andrew Hohns	Director	March 17, 2026
Andrew Hohns

/s/ Erez Simha	Director	March 17, 2026
Erez Simha

/s/ Bracebridge H. Young, Jr.	Director	March 17, 2026
Bracebridge H. Young, Jr.