Form 10-Q
period 2026-03-31
Fold Holdings, Inc.
filed 2026-05-12
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 10, 2026, the registrant had 50,783,350 shares of common stock, $0.0001 par value per share, outstanding.

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
•
increased competition as the crypto-economy develops;
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
•
the impact of geopolitical, macroeconomic and market conditions, including the ongoing war between Russia and Ukraine, the war among Israel, Iran and the United States, and the global response to such hostilities, which may negatively affect our operating results;
•
other risks and uncertainties described in this Quarterly Report, including in “Item 1A - Risk Factors”; and
•
those factors in the other documents filed by Fold from time to time with the U.S. Securities and Exchange Commission (“SEC”).

The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Further, when reading this Quarterly Report, you should keep in mind those Risk Factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 17, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Fold Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$11,526,471	$7,652,203
Accounts receivable, net	539,147	728,001
Inventories	460,701	478,045
Digital assets - rewards treasury	5,253,902	6,872,869
Prepaid expenses and other current assets	2,195,840	2,384,684
Total current assets	19,976,061	18,115,802
Digital assets - investment treasury	56,355,303	133,658,791
Capitalized software development costs, net	1,704,704	1,393,752
Other non-current assets	292,858	299,309
Total assets	$78,328,926	$153,467,654

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,653,305	$704,789
Accrued expenses and other current liabilities	2,609,739	3,166,186
February 2026 note - related party, net	12,151,382	-
Credit facility	20,000,000	10,000,000
Customer rewards liability	5,253,902	6,872,869
Deferred revenue	308,627	366,252
Total current liabilities	41,976,955	21,110,096
June 2025 convertible note, net	-	21,469,675
March 2025 convertible note - related party	-	47,207,556
Other non-current liabilities	-	689,680
Total liabilities	41,976,955	90,477,007
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and 0 shares issued and outstanding at December 31, 2025	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized, 50,738,916 shares issued and 50,353,315 shares outstanding at March 31, 2026 and 48,477,883 shares issued and 48,419,266 shares outstanding at December 31, 2025	5,076	4,849
Additional paid-in-capital	236,453,785	233,924,782
Accumulated deficit	(200,106,890)	(170,938,984)
Total stockholders’ equity	36,351,971	62,990,647
Total liabilities and stockholders’ equity	$78,328,926	$153,467,654

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$5,592,309	$7,087,837

Operating expenses
Banking and payments costs	4,806,374	6,758,924
Custody and trading costs	598,415	45,785
Compensation and benefits	4,034,267	6,457,940
Marketing expenses	268,108	399,798
Professional fees	1,667,414	1,788,505
Amortization expense	156,079	91,071
(Gain) loss on customer rewards liability	(1,507,471)	(1,100,857)
(Gain) loss on digital assets - rewards treasury	1,689,455	1,010,586
Other selling, general and administrative expenses	1,709,981	1,136,455
Total operating expenses	13,422,622	16,588,207
Operating loss	(7,830,313)	(9,500,370)

Other income (expense)
Gain (loss) on digital assets - investment treasury	(28,629,465)	(15,617,152)
Change in fair value of SAFEs	-	(6,503,113)
Change in fair value of convertible note	13,200,089	(6,534,143)
Convertible note issuance costs and fees	-	(9,569,109)
Loss on extinguishment of debt	(4,005,132)	-
Interest expense	(2,273,828)	(1,271,638)
Other income	374,214	120,303
Other expense, net	(21,334,122)	(39,374,852)

Net loss before income taxes	(29,164,435)	(48,875,222)
Income tax expense (benefit)	3,471	3,978
Net loss	$(29,167,906)	$(48,879,200)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.59)	$(1.92)
Weighted-average common shares outstanding:
Basic and diluted	49,656,409	25,436,398

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)
Net loss	-	-	-	-	-	(48,879,200)	(48,879,200)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,544	-	173,824,440
Share based compensation expense	-	-	-	-	5,170,275	-	5,170,275
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 Closing Shares and Warrants	-	-	750,000	75	9,569,109	-	9,569,184
Balance at March 31, 2025	-	$-	46,250,665	$4,625	$222,098,867	$(150,227,722)	$71,875,770

Balance at January 1, 2026	-	$-	48,477,883	$4,849	$233,924,782	$(170,938,984)	$62,990,647
Net loss	-	-	-	-	-	(29,167,906)	(29,167,906)
Share based compensation expense	-	-	1,266,240	127	1,696,639	-	1,696,766
Common stock withheld for employee tax obligations	-	-	(385,601)	-	(949,300)	-	(949,300)
Issuance of interest shares	-	-	247,785	25	613,309	-	613,334
Issuance of Employee Stock Purchase Plan shares	-	-	57,485	6	85,647	-	85,653
Issuance of common stock	-	-	169,523	17	297,560	-	297,577
Issuance of commitment shares	-	-	520,000	52	785,148	-	785,200
Balance at March 31, 2026	-	$-	50,353,315	$5,076	$236,453,785	$(200,106,890)	$36,351,971

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(29,167,906)	$(48,879,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	156,079	91,071
Loss on digital assets - rewards treasury	1,689,455	1,010,586
Loss on digital assets - investment treasury	28,629,465	15,617,152
Gain on customer rewards liability	(1,507,471)	(1,100,857)
Change in fair value of convertible note	(13,200,089)	6,534,143
Convertible note issuance costs and fees	-	9,569,109
Loss on extinguishment of debt	4,005,132	-
Amortization of debt issuance costs	6,638	-
Amortization of debt discount and premium	(114,731)	525,921
Change in fair value of SAFEs	-	6,503,113
Share-based compensation expense	1,696,766	5,170,275
Other non-cash adjustments	(343,039)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	188,854	(491,433)
Inventories	17,344	(140,782)
Prepaid expenses and other current assets	(11,187)	(962,423)
Accounts payable	948,516	373,426
Accrued expenses and other current liabilities	816,814	660,721
Customer reward liability	344,298	611,552
Deferred revenue	(57,625)	(46,574)
Other non-current liabilities	(689,680)	-
Net cash used in operating activities	(6,592,367)	(4,954,200)

Cash flows from investing activities
Purchases of digital assets	(716,500)	(1,562,973)
Proceeds from sales of digital assets	14,376,468	-
Payments for capitalized software development costs	(467,031)	(266,221)
Net cash provided by (used in) investing activities	13,192,937	(1,829,194)

Cash flows from financing activities
Proceeds from issuance of note	13,000,000	-
Repayment of convertible note	(25,166,667)	-
Proceeds from recapitalization	-	804,600
Payments of deferred IPO costs	-	(652,013)
Proceeds from issuance of common stock	389,665	-
Proceeds from credit facility	10,000,000	-
Common stock withheld for employee tax obligations	(949,300)	-
Net cash provided by (used in) financing activities	(2,726,302)	152,587

Net increase (decrease) in cash and cash equivalents	3,874,268	(6,630,807)
Cash and cash equivalents, beginning of period	7,652,203	18,330,359
Cash and cash equivalents, end of period	$11,526,471	$11,699,552

Non-cash investing and financing activities
Non-cash payment of interest with common stock	$613,334	$-
Distributions of digital assets to fulfill customer reward redemptions	455,794	714,802
Distributions of digital assets to satisfy other current obligations	480,307	1,012
Non-cash repayment of convertible note via transfer of digital assets - related party	34,007,466	-
Non-cash amortization of deferred issuance costs	6,451	-
Non-cash allocation of convertible note proceeds to embedded derivative	63,418	-
Non-cash allocation of note proceeds to commitment shares	785,200	-
Recapitalization	-	173,019,904
Proceeds from convertible debt received in digital assets - related party	-	43,965,525
Distributions of digital assets for prepaid interest - related party	-	2,313,975
Supplemental disclosure of cash flow information
Cash paid during the period for interest expense	2,655,139	-

The accompanying notes are an integral part of these condensed financial statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, references to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger (as such terms are defined below). For any given valuation of bitcoin used herein, unless otherwise indicated, we use the market price of bitcoin on the Coinbase exchange at 11:59:59 pm UTC on the date stated.

Background and Business Combination

Fold Holdings, Inc. is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. Fold has built a financial services platform that operates across both U.S. dollars ("USD") and bitcoin, and is designed to connect these systems in a seamless manner. By integrating traditional financial services with bitcoin-based rewards and savings functionality, Fold seeks to help customers compound positive financial outcomes over time while maintaining familiar financial workflows. Fold’s consumer offerings include an FDIC-insured checking account, a Visa prepaid debit card (the "Fold Debit Card"), a bitcoin rewards credit card (the "Fold Credit Card"), bill payment services, a bitcoin gift card, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees and insured custody. By integrating bitcoin into traditional financial products, Fold aims to serve as a trusted entry point for consumers seeking to incorporate bitcoin into everyday financial activity in a responsible and accessible manner. The Company's products and services are available in the United States through the Fold mobile application (the “Fold App”).

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

Liquidity and capital resources

As of March 31, 2026, the Company had cash and cash equivalents of $11.5 million and negative working capital of $22.0 million. The Company has a history of net operating losses, including an operating loss of $7.8 million for the three months ended March 31, 2026. The Company has an accumulated deficit of $200.1 million as of March 31, 2026. Of that amount, $98.7 million relates to historical fair value adjustments on the Company's SAFE notes which converted to Common Stock upon the closing of the Merger, $9.6 million relates to the loss on extinguishment of the December 2024 Initial Investor Note in June 2025, and $4.0 million relates to loss on extinguishment of debt recognized during the three months ended March 31, 2026.

As of March 31, 2026, the Company held 826 bitcoin in our Investment Treasury (as defined below), valued at $56.4 million based on the price of bitcoin as of that date. Of that amount, 430 bitcoin, valued at $29.3 million, were restricted from use as operating capital and served as collateral for our Credit Facility (as defined below). During February 2026, the Company sold 200 bitcoin for approximately $14.4 million, with the proceeds used in connection with the extinguishment of the June 2025 Amended Investor Note, as discussed below.

As of March 31, 2026, we held 77 bitcoin in our Rewards Treasury (as defined below), valued at $5.3 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

The Company maintains a revolving credit facility (the "Credit Facility") with Two Prime Lending Limited ("Two Prime"), pursuant to which the Company, upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of March 31, 2026, the Company had borrowed $20.0 million pursuant to the Credit Facility, collateralized by 430 of the Company's bitcoin. The entire loan is a fixed-term loan, with a prepayment option, and matures on September 30, 2026. Refer to Note 10 for further information.

On February 26, 2026, the Company closed on a transaction pursuant to which the March 2025 Investor Note was extinguished, at which time the 500 bitcoin that had been reserved as collateral for this note, valued at approximately $34.0 million, were returned to the

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

investor. In conjunction with the extinguishment of the March 2025 Investor Note, the Company issued the February 2026 Investor Note (as defined in Note 10) for $13.0 million. On February 27, 2026, the June 2025 Amended Investor Note was extinguished with a cash repayment of $27.5 million, which included cash proceeds from the aforementioned sale of 200 bitcoin and additional cash proceeds received from the February 2026 Investor Note. Refer to Note 10 for further information regarding these transactions.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, working capital, general corporate purposes, and purchasing additional bitcoin for the Company’s corporate treasury should the conditions to do so align with our treasury strategy. As of March 31, 2026, the Company sold 1.59 million shares of Common Stock pursuant to the Facility for gross proceeds of $4.7 million, and recognized a nominal amount of amortization related to deferred issuance costs. Refer to Note 11 for further information.

The Company performs an evaluation to determine whether there are conditions or events (known and reasonably knowable), considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are available to be issued. Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Credit Facility and the Facility, and digital assets on hand through the date of filing, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. These condensed financial statements and accompanying notes should be read in conjunction with the audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ended December 31, 2026, or for any future periods.

Use of estimates

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

Segment information

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the three months ended March 31, 2026 and 2025, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

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

Capitalized software development costs consisted of the following:

	March 31, 2026	December 31, 2025
Capitalized software, gross	$2,582,957	$2,314,121
Less: accumulated amortization	(878,253)	(920,369)
Capitalized software, net	$1,704,704	$1,393,752

The gross carrying amount of internally developed software costs that had been capitalized but not placed into service is as follows:

	March 31, 2026	December 31, 2025
Capitalized software not placed into service	$271,617	$594,096

The Company recorded amortization expense on capitalized software development costs placed into service in the amount of $0.2 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively. Amortization expense during the three months ended March 31, 2026 included a nominal amount of expense related to the write-off and abandonment of projects. Amortization expense during the three months ended March 31, 2025 did not include any write-offs related to the abandonment of projects.

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

Derivatives

As our customer rewards liability results in an obligation to deliver a fixed amount of digital assets in the future, the Company has determined that it meets the definition of a derivative and marked it to fair value as discussed above. The Company has not designated this derivative instrument as a hedging instrument. As of March 31, 2026 and December 31, 2025, the notional amount of the customer rewards liability outstanding was 77 and 79 bitcoin, respectively, and the derivative instrument was valued at $5.3 million and $6.9 million, respectively, within 'Customer rewards liability' on our accompanying balance sheets. The Company recorded a gain of $1.5 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively. For more detail on the fair value measurement of this derivative instrument, refer to Note 15.

Exchange or Modification of Debt

We consider modifications or exchanges of debt as extinguishments in accordance with Accounting Standards Codification ("ASC") No. 470, Debt, with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. If the original and new debt instruments are substantially different, the original debt is derecognized and the new debt is initially recorded at fair value. When freestanding instruments, such as equity-classified shares or bifurcated derivative liabilities, are issued in connection with the new debt, the total proceeds are allocated among the instruments using a combination of the with-and-without method and the relative fair value method. Under this approach, proceeds equal to the fair value of any instruments required to be measured at fair value on a recurring basis, such as bifurcated derivative liabilities accounted for under ASC 815, are first allocated to those instruments using the with-and-without method. The remaining proceeds are then allocated among any remaining freestanding instruments, such as equity-classified shares, using the relative fair value method, with the debt host recorded at its allocated amount.

The difference between the carrying amount of the extinguished debt and the consideration transferred is recognized as an extinguishment gain or loss. Under an exchange or modification accounted for as a debt extinguishment, fees paid to the lender are included in the gain or loss on extinguishment of debt. Costs incurred with third parties, such as legal fees, directly related to the

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

exchange or modification are capitalized as deferred financing costs and amortized over the initial term of the new debt. Previously deferred fees and costs for existing debt are included in the calculation of gain or loss on extinguishment.

Under an exchange or modification not accounted for as a debt extinguishment, fees paid to the lenders are reflected as additional debt discount and amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt. Costs incurred with third parties, such as legal fees, directly related to the exchange or modification, are expensed as incurred, and previously deferred fees and costs are amortized as non-cash interest expense over the remaining initial term of the exchanged or modified debt.

Certain debt instruments may be designated at fair value under the fair value option election in accordance with ASC 825-10, with changes in fair value recognized in earnings each period. Upon extinguishment of a debt instrument carried at fair value, the carrying value equals its fair value on the reacquisition date. Any cumulative changes in fair value attributable to instrument-specific credit risk previously recognized in accumulated other comprehensive income are reclassified to earnings upon extinguishment, while changes attributable to other factors are recognized directly in net income as they occur.

Debt and related instruments

In February 2026, the Company extinguished all previously outstanding convertible notes and separately entered into the February 2026 Investor Note (as defined below). The Company accounts for the February 2026 Investor Note at amortized cost using the effective interest method.

The Company evaluates its debt instruments for embedded features requiring bifurcation in accordance with ASC 815. Embedded features that are not clearly and closely related to the debt host, are not remeasured at fair value under otherwise applicable GAAP, and that would qualify as derivatives on a standalone basis, are bifurcated and recorded as derivative liabilities at fair value, with subsequent changes in fair value recognized in earnings. The bifurcated derivative liability is remeasured at each reporting date, with changes in fair value recognized in the condensed statements of operations. Refer to Note 10 for further information.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Topic 220), which requires entities to include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. In January 2025, the FASB issued ASU 2025-01 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”) which clarifies the effective date of Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 will be effective for the Company beginning January 1, 2027 for the Company’s annual financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly financial statements on Form 10-Q. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures, but it is not expected to have a significant impact on the Company’s financial statements.

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

Recently adopted accounting pronouncements

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company's condensed financial statements.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

4. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

	Three Months Ended March 31,
Revenue stream	2026	2025
Banking and payments revenues	$4,931,213	$6,921,625
Custody and trading revenues	665,194	151,855
Other revenues	97	26,035
Less: Sales returns and allowances	(4,195)	(11,678)
Revenues, net	$5,592,309	$7,087,837

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $0.3 million and $0.5 for the three months ended March 31, 2026 and 2025, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of March 31, 2026 and December 31, 2025, the contract liability related to our deferred subscription revenues was $0.2 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was $0.1 million and $0.1 million, respectively.

The activity in deferred revenue for the three months ended March 31, 2026 and the year ended December 31, 2025, was as follows:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Beginning of the period contract liability	$366,252	$875,466
Revenue recognized from the contract liabilities included in the beginning balance	(133,519)	(771,669)
Increases due to cash received net of amounts recognized in revenue during the period	75,894	262,455
End of period contract liability	$308,627	$366,252

Contract costs

For the three months ended March 31, 2026 and 2025, we did not incur any incremental costs to obtain and/or fulfill contracts with customers.

5. DIGITAL ASSETS

The Company holds digital assets, comprised solely of bitcoin, for two purposes: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of the Fold Rewards Program (“Rewards Treasury”); and (2) as a treasury asset to support our operating business with the option to hold as a near- to long-term investment to preserve potential upside in the value of that bitcoin (“Investment Treasury”). The Company purchases bitcoin for its Rewards Treasury to maintain a balance that is equal to or greater than its customer rewards liability and disburses bitcoin from its Rewards Treasury when customers redeem their rewards and the liability is satisfied.

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	March 31, 2026	December 31, 2025
Rewards treasury (USD)	$5,253,902	$6,872,869
Investment treasury (USD)	56,355,303	133,658,791
Total bitcoin treasury (USD)	$61,609,205	$140,531,660

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	March 31, 2026	December 31, 2025
Rewards treasury (BTC)	77	79
Investment treasury (BTC)	826	1,527
Total bitcoin treasury (BTC)	903	1,606

As of March 31, 2026 and December 31, 2025, the Company held 903 and 1,606 bitcoin, respectively, with an aggregate cost of $74.8 million and $118.8 million, respectively. As of March 31, 2026, 430 bitcoin are restricted from use in operations under collateral agreements related to our Credit Facility. Refer to Note 10 for further details.

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2025	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	522,293	1,040,680	1,562,973
Bitcoin received from March 2025 Investor Note (2)	-	43,965,525	43,965,525
Disbursements of bitcoin (1)	(715,814)	-	(715,814)
Remeasurement gain (loss) on bitcoin (4)	(1,010,586)	(15,617,152)	(16,627,738)
Bitcoin held at March 31, 2025	$7,365,544	$122,957,753	$130,323,297
Purchases of bitcoin	2,130,176	4,322,120	6,452,296
Disbursements of bitcoin (1)	(3,239,166)	-	(3,239,166)
Remeasurement gain (loss) on bitcoin	616,315	6,378,918	6,995,233
Bitcoin held at December 31, 2025	$6,872,869	$133,658,791	$140,531,660
Purchases of bitcoin	716,500	-	716,500
Bitcoin repayment for March 2025 Investor Note	-	(34,007,466)	(34,007,466)
Sale of bitcoin (3)	-	(14,376,468)	(14,376,468)
Disbursements of bitcoin (1)	(936,101)	-	(936,101)
Transfers of bitcoin from investment treasury	290,089	(290,089)	-
Remeasurement gain (loss) on bitcoin (4)	(1,689,455)	(28,629,465)	(30,318,920)
Bitcoin held at March 31, 2026	$5,253,902	$56,355,303	$61,609,205

(1) Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations or to satisfy other current obligations.

(2) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 10 for additional details.

(3) Proceeds from the sale of bitcoin were used to pay off the June 2025 Amended Investor Note. Refer to Note 10 for additional details.

(4) The remeasurement loss of $30.3 million recognized on the digital assets balances for the three months ended March 31, 2026 consisted of a realized gain of $4.6 million and an unrealized loss of $34.9 million. The remeasurement loss of $16.6 million recognized on the digital assets balance for the three months ended March 31, 2025 consisted of a realized gain of $0.5 million and an unrealized loss of $17.1 million.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid interest	$-	$542,065
Prepaid expenses	2,020,008	1,636,223
Other receivables	164,738	200,034
Interest receivable	11,094	6,362
Total	$2,195,840	$2,384,684

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

7. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2025	$8,569,651
Rewards earned by customers	679,502
Reward fulfilments (1)	(714,802)
Expired rewards	(67,950)
Remeasurement (gain) loss on customer rewards liability	(1,100,857)
Balance at March 31, 2025	$7,365,544
Rewards earned by customers	1,970,576
Reward fulfilments (1)	(2,568,557)
Expired rewards	(197,058)
Remeasurement (gain) loss on customer rewards liability	302,364
Balance at December 31, 2025	$6,872,869
Rewards earned by customers	382,553
Reward fulfilments (1)	(455,794)
Expired rewards	(38,255)
Remeasurement (gain) loss on customer rewards liability	(1,507,471)
Balance at March 31, 2026	$5,253,902

(1) Rewards fulfilments represent amounts that were distributed to customers to fulfill customer rewards obligations.

8. RELATED PARTIES

During the three months ended March 31, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund LP ("SATS"), pursuant to which SATS purchased a senior unsecured promissory note in the principal amount of $13.0 million (the "February 2026 Investor Note"), and the Company issued 520,000 shares of the Company's Common Stock as additional consideration (the "Initial Commitment Shares"). Concurrently, the Company repaid the outstanding March 2025 Investor Note by transferring 500 bitcoin to SATS. Refer to Note 10 for further details. As SATS is a private investment fund raised and managed by Ten31, LLC, an affiliate of Dr. Jonathan Kirkwood, a member of Fold's Board of Directors, these actions constituted related party transactions and were approved by our Audit Committee.

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

During the three months ended March 31, 2025, the Company recognized an increase in the SAFE liability of $6.5 million related to fair value remeasurements prior to conversion. As of March 31, 2026 and December 31, 2025, no SAFEs remained outstanding.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

10. Debt and Financing Arrangements

Convertible notes and warrants

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The June 2025 Amended Investor Note

	March 31, 2026	December 31, 2025
June 2025 Amended Investor Note	-	20,000,000
Convertible debt, gross	$-	$20,000,000
Less:
Debt issuance costs, net of amortization	-	90,260
Add:
Amended debt premium, net of amortization	-	1,559,935
Convertible debt, net	$-	$21,469,675
Less: Current portion of long-term debt	-	-
Amended December 2024 convertible note, net - long-term	$-	$21,469,675

In December 2024, Fold Predecessor entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor for the sale of a Senior Secured Convertible Note (the "December 2024 Initial Investor Note"). On June 16, 2025, the Company amended the December 2024 SPA, which was accounted for as an extinguishment of the December 2024 Initial Investor Note and issuance of a new debt instrument (the "June 2025 Amended Investor Note") with a principal amount of $20.0 million, a conversion price of $9.00 per share, and a stated interest rate of 12% per annum. In connection with the June 2025 extinguishment, the Company recognized a loss on extinguishment of debt of $9.6 million during the year ended December 31, 2025. The Series A and Series C warrants remain outstanding and are classified within stockholders' equity. Refer to Note 11 for further information.

The June 2025 Amended Investor Note was scheduled to mature on February 14, 2028 and was classified within non-current liabilities as of December 31, 2025. The Company elected not to remeasure the note at fair value subsequent to issuance and accounted for it at amortized cost using the effective interest method.

On February 27, 2026, the Company repaid the June 2025 Amended Investor Note with a cash payment of $27.5 million, comprised of $20.0 million of outstanding principal and $7.5 million of special interest due as a result of early repayment. The total cash payment of $27.5 million was funded with $14.4 million in proceeds from the sale of 200 bitcoin and $13.0 million in proceeds from the February 2026 Investor Note.

The Company accounted for the repayment as an extinguishment of debt in accordance with ASC 470. In connection with the extinguishment, the Company recognized additional interest expense of $1.7 million, bringing total special interest expense to $2.4 million, which represents the minimum special interest that would have been due at maturity. The remaining $5.1 million of special interest, representing the economic premium attributable to early repayment, was recorded as a loss on extinguishment together with the write-off of $1.3 million of unamortized premium and unamortized debt issuance costs, resulting in a total loss on extinguishment of $3.8 million.

Total interest expense recognized related to the June 2025 Amended Investor Note for the three months ended March 31, 2026, prior to extinguishment, was nominal. Total interest expense recognized related to the December 2024 Initial Investor Note for the three months ended March 31, 2025 was $1.1 million, comprised of contractual interest expense of $0.6 million and $0.5 million of amortization of the debt discount and debt issuance costs.

The March 2025 Investor Note

	March 31, 2026	December 31, 2025
March 2025 Investor Note	$-	$46,279,500
Fair value adjustment	-	928,056
March 2025 investor note - related party	$-	$47,207,556

On March 6, 2025, Fold entered into a Securities Purchase Agreement (the “March 2025 SPA”) with a related party investor, SATS, pursuant to which Fold issued to the investor (i) a Convertible Note in an aggregate principal amount of $46.3 million (the "March 2025 Investor Note"), (ii) warrants exercisable for 925,590 shares of Common Stock with an exercise price of $15.00 per share (the “March

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2025 Warrants”), and (iii) an aggregate of 750,000 shares of Common Stock (the “Closing Shares”). The March 2025 Investor Note was funded with 475 bitcoin, net of 25 bitcoin paid to the investor as prepayment for the first year of interest, with 500 bitcoin held as collateral to secure the note.

The Company elected to account for the March 2025 Investor Note using the fair value option. As of the date of issuance, the fair value of the March 2025 Investor Note was $59.0 million which exceeded the proceeds received of $46.3 million. The $12.7 million excess of the fair value over the net proceeds received was recorded as a loss within the condensed statements of operations for the three months ended March 31, 2025. The Company separately valued the March 2025 Warrants and Closing Shares at $3.8 million and $5.8 million, respectively, and expensed the full $9.6 million immediately as issuance costs given the related party nature of the instrument. The March 2025 Warrants were determined to meet the requirements for equity classification under ASC 815-40.

Total interest expense recognized related to the March 2025 Investor Note for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.1 million, respectively. The March 2025 Investor Note accrued interest at 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share.

On February 26, 2026, the Company repaid and extinguished the March 2025 Investor Note by transferring the 500 bitcoin held as collateral against this note to the investor. Prior to extinguishment, the Company remeasured the note to fair value, recognizing a gain of $13.2 million during the three months ended March 31, 2026, which brought the carrying value to approximately $34.0 million, approximating the fair value of the bitcoin transferred. During the three months ended March 31, 2025, the Company recorded a gain of $6.2 million due to changes in fair value. The Company accounted for the repayment as an extinguishment of debt in accordance with ASC 470. As the fair value of the note approximated the value of the consideration transferred, no gain or loss on extinguishment was recognized. The Company recognized a $0.2 million loss on extinguishment related to unamortized prepaid interest remaining as of the extinguishment date.

Two Prime Credit Facility

On October 1, 2025, the Company entered into the Credit Facility, as subsequently amended in November 2025. The Credit Facility permits the Company to request, and Two Prime to make available at its discretion, USD-denominated loans up to an aggregate commitment amount of $45.0 million, subject to the execution of individual loan term sheets. Loans issued under the Credit Facility are secured by bitcoin posted by the Company as collateral and held in segregated cold storage with a qualified digital asset custodian. The Company is required to maintain aggregate collateral levels within specified thresholds, and failure to do so may result in margin calls or liquidation of collateral.

Under the Amendment, each loan bears interest at a rate of 8.5%, is repayable in USD, and matures on September 30, 2026 with a prepayment option. This loan may be renewed with substantially similar terms upon mutual agreement between the parties prior to the maturity date. The Credit Facility contains customary representations, covenants, collateral requirements, tax and indemnification provisions, and events of default.

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

On March 16, 2026, the Company received a notice from Two Prime stating that we were eligible for a partial refund of collateral due to the appreciation of the price of bitcoin. The collateral refund was applied to reduce the incremental collateral required in connection with Loan Utilization Request #3 as described below.

On March 18, 2026, the Company borrowed an additional $10.0 million pursuant to Loan Utilization Request #3 under the Amendment.

As of March 31, 2026, the outstanding principal balance under the Master Loan Agreement was $20.0 million, secured by 430 bitcoin from Fold’s digital asset Investment Treasury. As of December 31, 2025, the outstanding principal balance under the Master Loan Agreement was $10.0 million, secured by 200 bitcoin. The Company has classified the outstanding balance as a current liability as of March 31, 2026. and December 31, 2025. Total interest expense related to the Two Prime Credit Facility was $0.2 million for the three months ended March 31, 2026. There was no comparable activity for the three months ended March 31, 2025. The Company was in compliance with all collateral maintenance requirements as of March 31, 2026 and December 31, 2025.

February 2026 Investor Note

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

On February 25, 2026, the Company entered into a purchase agreement with SATS, a related party, and issued the February 2026 Investor Note, which has a principal amount of $13.0 million. The February 2026 Investor Note bears interest at 10% per annum, payable monthly, and matures on February 25, 2027. The maturity date may be extended for one additional year upon mutual consent, subject to the issuance of 520,000 additional shares of Fold's Common Stock (the "Renewal Commitment Shares"). The note is voluntarily prepayable at any time without penalty.

The Company accounts for the February 2026 Investor Note at amortized cost using the effective interest method and it is classified as a current liability as of the balance sheet date.

In connection with the issuance of the February 2026 Investor Note, the Company issued 520,000 shares of its Common Stock (the “Initial Commitment Shares”). The Company determined the Initial Commitment Shares represent freestanding equity instruments. The fair value of the Initial Commitment Shares was $0.8 million on the issuance date. After allocating proceeds to the bifurcated derivative liability and the Initial Commitment Shares, the residual proceeds were allocated to the debt host in accordance with ASC 470. The Company has committed to registering the Initial Commitment Shares and an additional 520,000 shares that could be issued to SATS upon renewal of the promissory note pursuant to a Registration Rights Agreement by and between the Company and SATS entered into on February 25, 2026.

The February 2026 Investor Note includes mandatory repayment triggers that require prepayment in increments of 25% to 100%, without penalty, upon the occurrence of specified bitcoin price thresholds between $37 thousand and $45 thousand, measured using volume-weighted average prices over specified time periods. The Company determined that these provisions represent an embedded derivative that is not clearly and closely related to the debt host and meets the definition of a derivative instrument under ASC 815. Accordingly, the Company bifurcated the embedded derivative and recorded it as a separate liability at fair value, with subsequent changes in fair value recognized in earnings. The fair value of the embedded derivative was a nominal amount as of March 31, 2026. Other embedded features, including change-of-control and term extension provisions, were determined not to require bifurcation. Refer to Note 15 for further information regarding the fair value measurement of the bifurcated derivative.

Total interest expense recognized related to the February 2026 Investor Note for the period from issuance through March 31, 2026 was $0.1 million.

The February 2026 Investor Note provides for certain events of default. In connection with an event of default, SATS may declare all outstanding principal, accrued and unpaid interest, and other amounts payable to be immediately due and payable. The Company is also subject to certain customary affirmative and negative covenants, including a restriction on the incurrence of additional indebtedness above a specified threshold. As of March 31, 2026, the Company was in compliance with all covenants and there have been no events of default during the period.

11. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of Common Stock at a par value of $0.0001 per share. As of March 31, 2026, the Company had 50.7 million shares of Common Stock issued and 50.4 million shares of Common Stock outstanding. As of December 31, 2025, the Company had 48.5 million shares of Common Stock issued and 48.4 million shares of Common Stock outstanding. Any dividends declared on Common Stock will be subordinated to dividends on any outstanding preferred shares. Holders of Common Stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, the Company had no shares of convertible preferred stock issued and outstanding. Refer to Note 3 for additional details on the conversion of preferred stock as part of the recapitalization.

Warrants

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

As of March 31, 2026 and December 31, 2025, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00.

The Series B warrants issued under the December 2024 SPA were exercised in connection with the Merger. The Series A and Series C warrants remain outstanding following the extinguishment of the June 2025 Amended Investor Note in February 2026, and expire on February 14, 2033, and August 14, 2026, respectively. The March 2025 Warrants remain outstanding following the extinguishment of the March 2025 Investor Note in February 2026, and expire on March 11, 2030.

2025 Employee Share Purchase Plan

Effective as of the Merger, the Board of Directors adopted the Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 1,216,254 shares of the Company's Common Stock were reserved for issuance. The ESPP allows eligible employees to purchase shares of Common Stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or offering limitations. On August 1, 2025, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved a series of successive offerings under the ESPP, each consisting of consecutive six-month offering periods. Our initial offering period began on September 1, 2025 and ended on February 28, 2026. A new offering period commenced on March 1, 2026. Subsequent offering periods will automatically commence every six months thereafter, unless cancelled or modified.

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

As of March 31, 2026, employee payroll deductions had begun for the new offering period commencing March 1, 2026. The purchase date for the initial offering period occurred on February 28, 2026, at which time approximately 57,485 shares of Common Stock were purchased by eligible employees at a purchase price of $1.27 per share, representing 85% of the lower of the fair market value of Common Stock on the enrollment date or the purchase date. Total stock-based compensation expense recognized in connection with the ESPP was nominal for the three months ended March 31, 2026.

2025 Equity Line of Credit

On June 16, 2025, the Company entered into the Facility and a Registration Rights Agreement, each with SZOP Opportunities I LLC ("SZOP"). Pursuant to the Facility, the Company has the right to sell to SZOP up to the lesser of (i) $250.0 million of newly issued Fold Common Stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Facility), from time to time during the 24-month term of the Facility. The execution and timing of sales of Common Stock pursuant to the Facility are solely at the option of the Company, and the Company is under no obligation to sell any securities to SZOP under the Facility. The total number of shares to be sold to the investor is limited to the extent that the shares would not result in SZOP and its affiliates having shares in excess of the beneficial ownership limitation of 9.99%. The purchase price of shares sold to SZOP will be equal to 97% or 92% of the volume weighted average price on the trading day the shares are put to SZOP with a Regular Advance Notice or an Accelerated Advance Notice, respectively (in each case as defined in the Facility). The Company determined that the right to sell shares of the Company’s Common Stock to SZOP pursuant to the Facility represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one to two business days. The Company began delivering Advance Notices (as defined in the Facility) under the Facility in September 2025. During the three months ended March 31, 2026, the Company sold 0.17 million shares of Common Stock to SZOP pursuant to the Facility for gross proceeds of $0.30 million, and recognized a nominal amount of amortization related to deferred issuance costs. There was no comparable activity for the three months ended March 31, 2025, as the Facility was not yet in place.

12. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold Predecessor historically granted Restricted Stock Awards ("RSAs") and Restricted Stock Units (“RSUs”) under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted the

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2025 Incentive Award Plan (the "2025 Equity Plan") and the ESPP which became effective immediately on the date of the Merger. See Note 11 for further information regarding the Company's ESPP. Collectively, the 2019 Equity Plan and 2025 Equity Plan are referred to as the "Equity Plans".

Following the Merger, no further awards may be granted under the 2019 Equity Plan; however, awards granted under that plan will remain subject to the terms and conditions of the 2019 Equity Plan. Under the 2025 Equity Plan, an aggregate number of shares equal to the sum of (i) 10% of the fully-diluted shares of Fold Holdings, Inc. Common Stock as of the Closing, (ii) the number of shares that remained available for issuance under the 2019 Equity Plan as of the Closing and (iii) the number of shares that were subject to awards under the 2019 Equity Plan as of the Closing and which, following the Closing, became available for grant under the 2025 Equity Plan, were initially reserved under the 2025 Equity Plan.

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, RSAs, Stock Appreciation Rights, RSUs, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and unsecured right to receive shares of Common Stock (or cash or a combination of shares of Common Stock and cash, as determined in the sole discretion of the Board) upon settlement of the Award. RSAs are Awards of restricted shares of Company Common Stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of March 31, 2026, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plans.

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

The Company recognized $1.7 million of share-based compensation expense for the three months ended March 31, 2026. The Company recognized $5.2 million of share-based compensation expense for the three months ended March 31, 2025, which includes $4.4 million of share-based compensation expense that was immediately recognized due to the performance condition being satisfied on February 14, 2025. There was $13.0 million of unrecognized shared-based compensation expense related to unvested awards as of March 31, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 2.89 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded no share-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. There was no material unrecognized compensation expense related to RSAs as of March 31, 2026 or December 31, 2025. There were not any additional RSAs granted during the three months ended March 31, 2026 or March 31, 2025.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

the fair value of our Common Stock is determined on the grant date using the closing price of our Common Stock, which is traded on the Nasdaq Global Select Market.

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the three months ended March 31, 2026 and 2025:

	RSUs	RSAs
Shares nonvested at January 1, 2026	3,590,873	-
Granted	328,100	-
Vested	(880,638)	-
Forfeited	-	-
Shares nonvested at March 31, 2026	3,038,335	-

	RSUs	RSAs
Shares nonvested at January 1, 2025	2,098,620	17,270
Granted	-	-
Vested	(1,460,409)	(17,270)
Forfeited	-	-
Shares nonvested at March 31, 2025	638,211	-

13. COMMITMENTS AND CONTINGENCIES

401(k) Plan

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2026 and 2025, we recorded a nominal amount of expense related to the 401(k) plan, which is included in compensation and benefits in the accompanying statements of operations.

Litigation

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) seeks avoidance and recovery of alleged preferential transfers. While the outcome of this proceeding cannot be predicted with certainty, the Company does not presently expect this matter to have a material adverse effect on its condensed financial position, liquidity, capital resources, or annual results of operations.

From time to time, the Company may be subject to, or pursue, other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our condensed consolidated financial position, liquidity, capital resources, or annual results of operations.

14. INCOME TAXES

During the three months ended March 31, 2026 and 2025, the Company had losses before income taxes of $29.2 million and $48.9 million, respectively, and a nominal amount of income tax expense. For the three months ended March 31, 2026 and 2025, the Company recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

As of March 31, 2026, the Company has federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Section 382 imposes an annual limitation on the amount of taxable income that can be offset by NOLs following a greater than 50% ownership change by 5% shareholders over a rolling three-year period. As of March 31, 2026, the Company has not completed a study to assess Section 382. Until this analysis is complete, no assurance can be given that the Company will be able to fully utilize its NOL carryforwards. If a limitation is determined to apply, it could materially impact the Company’s ability to offset future taxable income and reduce future cash tax obligations. The Company will update this disclosure in future filings as more information becomes available.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the US. The OBBBA contains, among other provisions, certain changes to U.S. federal income tax laws. The accounting for changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The OBBBA has multiple effective dates, with certain provisions effective in 2026 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its financial statements.

15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$61,609,205	$61,609,205	$-	$-
Total assets	$61,609,205	$61,609,205	$-	$-

Liabilities:
Customer rewards liability	$5,253,902	$-	$-	$5,253,902
February 2026 Investor Note - embedded derivative	63,418	-	-	63,418
Total liabilities	$5,317,320	$-	$-	$5,317,320

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$140,531,660	$140,531,660	$-	$-
Total assets	$140,531,660	$140,531,660	$-	$-

Liabilities:
Customer rewards liability	$6,872,869	$-	$-	$6,872,869
March 2025 Investor Note	47,207,556	-	-	47,207,556
Total liabilities	$54,080,425	$-	$-	$54,080,425

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and deferred revenue approximate their fair values due to their short-term nature.

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of March 31, 2026 and December 31, 2025.

Customer rewards liability

The customer reward liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of March 31, 2026 and December 31, 2025, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended March 31, 2026 and 2025 was 10%.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Simple Agreements for Future Equity

On February 14, 2025, upon Closing of the Merger, the SAFEs of Fold Predecessor converted into approximately 16.6 million shares of Fold Holdings, Inc. Common Stock. The fair value of the SAFEs on the date of conversion was approximately $177.6 million. Prior to conversion, Fold Predecessor’s SAFEs were recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Changes in fair value of SAFEs” in the statements of operations. Upon conversion, these amounts were reclassified to equity. No SAFE note liabilities were outstanding as of March 31, 2026 or December 31, 2025. During the three months ended March 31, 2025, the Company recognized an increase in the SAFE liability of $6.5 million related to fair value remeasurements prior to conversion.

Convertible Note

In February 2026, the Company repaid the March 2025 Investor Note through the delivery of 500 bitcoin. Because the note was extinguished via a fixed delivery of bitcoin, the Company determined that the spot price of bitcoin on the repayment date represented the best estimate of fair value immediately prior to settlement. The resulting fair value adjustment, measured as the difference between the December 31, 2025 fair value and the settlement-date fair value, was recorded in the change in fair value of the convertible note within the condensed consolidated statements of operations.

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Convertible Note
Balance at January 1, 2025	$-
Additions	46,279,500
Fair value adjustment - day one loss on issuance of debt	12,753,994
Fair value adjustment - change in fair value	(6,219,851)
Balance at March 31, 2025	$52,813,643
Fair value adjustment - change in fair value	(5,606,087)
Balance at December 31, 2025	$47,207,556
Fair value adjustment - change in fair value	(13,200,089)
Settlement - delivery of 500 bitcoin	(34,007,467)
Balance at March 31, 2026	$-

The following table summarizes the significant inputs which the fair value measurements associated with the convertible note was determined:

	As of March 31, 2026	As of December 31, 2025
Risk-free rate (continuously compounded)	-	3.60%
Fold volatility (annual)	-	99.16%
Bitcoin volatility (annual)	-	52.03%
Note term	-	4.18 Years
Fold stock price	-	$2.61
Bitcoin price	-	$87,508.83
Correlation (Fold and Bitcoin)	-	0.4289
Conversion price	-	$12.50
Dividend yield (annual)	-	0.00%

Embedded Derivative

The fair value of the bifurcated derivative liability associated with the February 2026 Investor Note (refer to Note 10) was determined using a Monte Carlo simulation model, which requires the use of several inputs and significant assumptions, including the risk-free rate, bitcoin price volatility, the Company's enterprise value volatility, and the correlation between bitcoin returns and the Company's enterprise value returns.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Fair value measurements associated with the bifurcated derivative were determined based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. Increases and decreases in the fair value of the derivative can result from updates to assumptions such as the price of bitcoin, the probability and timing of the mandatory prepayment triggers being exercised, or changes in the risk-free rate, among other assumptions.

16. CUSTODY OF DIGITAL ASSETS

We provide custody services on behalf of our customers through an unrelated third-party service provider, who is a qualified custodian. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodian used by Fold holds our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the three months ended March 31, 2026 or year ended December 31, 2025.

The fair value of customer digital assets held by our qualified custodian totaled $18.1 million and $21.3 million at March 31, 2026 and December 31, 2025, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $18.1 million and $21.3 million at March 31, 2026 and December 31, 2025, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at March 31, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

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

As described in Note 3, the Company accounted for the Merger as a reverse recapitalization. Net loss per share calculations for all periods prior to the Merger have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Merger to effect the reverse recapitalization. The Exchange Ratio was calculated as the quotient of (a) the Aggregate Merger Consideration, divided by (b) the number of shares of Fold Fully Diluted Capital Stock as defined in the Merger Agreement. Subsequent to the Merger, net loss per share is calculated based on the weighted average number of shares of Common Stock outstanding.

	Three Months Ended March 31,
	2026	2025
Basic net loss per share:
Numerator:
Net loss	$(29,167,906)	$(48,879,200)
Net loss attributable to common stockholders, basic and diluted	$(29,167,906)	$(48,879,200)

Denominator:
Basic shares:
Weighted-average shares used to compute basic and diluted net loss per share	49,656,409	25,436,398
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.59)	$(1.92)

The following potential Common Stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock units (1)	3,038,335	638,211
Convertible notes (2)	-	5,441,490
Investor warrants (3)	15,099,378	15,099,378
Employee stock purchase plan (4)	2,261	-
Total anti-dilutive securities	18,139,974	21,179,079

(1)
Potentially dilutive securities attributable to outstanding unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect of the incremental Common Stock would be anti-dilutive and are therefore excluded from the loss per share calculation.
(2)
The June 2025 Amended Note contained a conversion feature that allowed the investor the option to convert the June 2025 Amended Note in exchange for 2,222,222 shares of Common Stock. The March 2025 Investor Note contained a conversion feature that allowed the investor the option to convert in exchange for 3,702,260 shares of Common Stock. The effect of the incremental Common Stock issuable upon a conversion of these notes was anti-dilutive based on Fold's average share price for the three months ended March 31, 2025 and was therefore excluded from the loss per share calculation.
(3)
As of March 31, 2026 and 2025, the Company had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding at an exercise price of $15.00. These warrants are considered anti-dilutive based on Fold's average share price for the three months ended March 31, 2026 and are therefore excluded from the loss per share calculation.
(4)
Potentially dilutive securities attributable to the employee stock purchase plan are excluded from the calculation of diluted shares outstanding as of March 31, 2026. The effect of the incremental Common Stock would be anti-dilutive and therefore excluded from the loss per share calculation.

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements through May 12, 2026, the date the financial statements were issued. Where applicable, the notes to these financial statements have been updated to discuss significant subsequent events which have occurred.

Additionally, the Company identified the following subsequent events for disclosure:

Bold Technologies Intellectual Property Asset Acquisition

On February 2, 2026, the Company purchased certain intellectual property of Bold Technologies, Inc. The transaction closed on April 29, 2026, at which time the Company issued 121,578 shares of Common Stock with an aggregate value of $0.5 million to Bold Technologies, Inc. as consideration for the purchase.

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

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A - Risk Factors of our Annual Report filed March 17, 2026. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. See also the Cautionary Note Regarding Forward-Looking Statements in the forepart of this Quarterly Report.

Unless otherwise indicated or the context otherwise requires, references included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Fold,” “we,” “us,” “our,” and the “Company” refer to the business of Fold, Inc., a Delaware corporation, prior to the Closing of the Merger, and Fold Holdings, Inc. after the Closing of the Merger. For any given valuation of bitcoin used herein, unless otherwise indicated, we use the market price of bitcoin on the Coinbase exchange at 11:59:59 pm UTC on the date stated.

Business overview

Founded in 2019, Fold is a bitcoin financial services company dedicated to expanding access to bitcoin through a comprehensive suite of consumer financial services. The Company was formed with the purpose of creating a modern financial services platform that allows customers to earn, accumulate, and utilize bitcoin in their everyday life. The Company offers consumers access to a variety of traditional financial services such as an FDIC insured checking account, the Fold Debit Card, the Fold Credit Card (which has been launched on a limited basis), a bitcoin gift card, bill payments, and an extensive catalog of merchant reward offers. The Company also offers a comprehensive suite of bitcoin trading and custody solutions with low-to-zero fees and insured custody. Fold aims to provide customers with the ability to seamlessly move between traditional USD and bitcoin products according to their financial needs. By integrating bitcoin across traditional financial services, the Company aims to act as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold App.

Since Fold was founded, we have sought to be a pioneer in bitcoin consumer financial services. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin trading and custody product and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In May 2025, we released the Bitcoin Gift Card, one of the first of its kind to appear in physical retail networks across the country. In January 2026, we introduced the Employee Bitcoin Bonus program, which allows employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. In March 2026, we launched our bitcoin rewards credit card (the "Fold Credit Card") on a limited basis in partnership with Stripe and Visa. We expect to continue to innovate in the bitcoin consumer financial services space over the coming years. We have designed each of our core product lines to be product-level profitable at scale, inclusive of the contra-revenue effect of rewards, and we believe we are well positioned to scale those lines.

In addition to new products and features, we have committed significant resources towards optimizing our business through design and user experience updates, refinement of our systems architecture, scaling our customer support services, expanding our rewards network, and adding strategic partnerships.

One of the foundational value propositions of bitcoin is trust and security. Over the years, many “crypto”-adjacent business models have failed to live up to those values, prioritizing short-term gains over their duties to customers. As a result, many of these companies suffered a combination of reputational damage, bankruptcy, litigation, and fines. Throughout our existence, Fold has been focused on ensuring the safety and security of our customer assets while also complying with regulatory guidance relevant to our business. We believe that a solid trust foundation is critical for continued user adoption and in building a positive brand image, both of which are crucial for our long-term success.

In addition to our core operating business, Fold has adopted a bitcoin treasury strategy that aligns our corporate goals with the products we offer to our customers. Fold views this treasury strategy as a reflection of alignment between Fold and its customers, providing exposure to the long-term value of bitcoin while supporting the financial strength and durability of the operating business. Fold considers its treasury allocation to be part of a disciplined capital strategy designed to support long-term operations and stockholder interests, rather than short-term financial outcomes. As of March 31, 2026, Fold held 826 bitcoin in our Investment Treasury. Refer to the Bitcoin treasury strategy section below for further detail.

Recent developments

In May 2025, the Company launched the Fold Bitcoin Gift Card, which provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers and in Kroger marketplaces. We expect to continue to roll out this product to new distribution channels over the coming months.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, working capital and general corporate purposes. If and when the Company elects to sell shares of Common Stock to the investor pursuant to the Facility, the investor may resell all, some or none of such shares of Common Stock in its discretion and at prices subject to the terms of the Facility. Actual sales of shares of Common Stock under the Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for its business and operational needs. The Facility terminates automatically on June 16, 2027 with an option for early termination by the Company. As of March 31, 2026, the Company had sold 1.59 million shares of Common Stock pursuant to the Facility for gross proceeds of $4.7 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 for further information.

In October 2025, Fold, Inc. entered into a Master Loan Agreement with Two Prime, and subsequently entered into the First Amendment to the Master Loan Agreement (the "Amendment") in November 2025. The Master Loan Agreement and Amendment established a revolving credit facility (the "Credit Facility") pursuant to which the Company, upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of March 31, 2026, the Company has borrowed $20.0 million under the Credit Facility, with 430 bitcoin deposited as collateral with the custodian pursuant to the terms of the Credit Facility. The entire loan has a fixed one-year term, maturing on September 30, 2026. This loan may be renewed with substantially similar terms upon mutual agreement between the parties prior to the maturity date. Refer to Note 10 for further information.

In January 2026, we introduced the Employee Bitcoin Bonus program, which allows participating employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. Revenue and operating results from the Employee Bitcoin Bonus program were not material during the three months ended March 31, 2026.

On February 25, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund L.P. ("SATS"), an affiliate of the Company's lead director. Pursuant to the Purchase Agreement, SATS purchased from the Company a $13.0 million senior unsecured promissory note (the "February 2026 Investor Note") and the Company issued to SATS 520,000 shares of Common Stock as additional consideration.

On February 26, 2026, the Company repaid and extinguished the March 2025 Investor Note by transferring the 500 bitcoin held as collateral in full satisfaction of all outstanding obligations thereunder. On February 27, 2026, the Company repaid the June 2025 Amended Investor Note with a cash payment of $27.5 million. Following these transactions, the Company no longer has any outstanding convertible notes. Refer to Note 10 for further information regarding these transactions.

In March 2026, we launched the Fold Credit Card on a limited basis, and we plan to continue to roll out this card to a larger customer base over the coming quarters. Revenue and operating results from the credit card program were not material during the three months ended March 31, 2026. As with our Fold Debit Card, we have partnered with Visa to launch this product. Stripe is our program manager. Premium customers receive unlimited 1.5% bitcoin rewards with the ability to earn up to 4% bitcoin rewards subject to certain conditions, and a free metal card, among other benefits.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. We intend to continue to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we have successfully launched several new product lines during the last twelve months: (1) the Fold Bitcoin Gift Card, (2) the Fold Bitcoin Bonus program, and (3) the Fold Credit Card on a limited basis. We expect these products to continue to expand to more users and to collectively drive higher volumes, revenues, and margins, but we also expect them to drive both new user acquisition and contribute to deeper engagement within the Fold ecosystem. Over the course of the next few quarters we will continue to explore opportunities to add new consumer financial services that complement and enhance our current offerings.

The timing, execution, and effectiveness of our product and feature releases will impact our ability to meet financial targets for 2026 and beyond; however, we expect that each of these releases will further enhance our existing market position and drive increased volumes across the platform.

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

Bitcoin treasury strategy

As of March 31, 2026, we held approximately 903 BTC in our bitcoin treasury which had a market value of $61.6 million on March 31, 2026, which was approximately $68.2 thousand.

Fold’s purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset to support our operating business with the option to hold it as a near- to long-term investment to preserve potential upside in the value of that bitcoin (“Investment Treasury”). The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	March 31, 2026	December 31, 2025
Rewards treasury (USD)	$5,253,902	$6,872,869
Investment treasury (USD)	56,355,303	133,658,791
Total bitcoin treasury (USD)	$61,609,205	$140,531,660

	March 31, 2026	December 31, 2025
Rewards treasury (BTC)	77	79
Investment treasury (BTC)	826	1,527
Total bitcoin treasury (BTC)	903	1,606

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

As of March 31, 2026, 430 bitcoin were restricted from use in operations as collateral under our Credit Facility.

In February 2026, the Company sold 200 bitcoin for $14.4 million, or approximately $71.9 thousand per bitcoin, and repaid the March 2025 Investor Note by returning the 500 bitcoin that was previously reserved as collateral against that note. These transactions were used to consummate the capital markets transactions as further described in Note 10 of our financial statements. We may execute additional bitcoin sales based on market conditions and business requirements as part of our treasury management operations.

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

During the three months ended March 31, 2026, we added nearly 2,000 Verified Accounts, bringing total Verified Accounts to nearly 85,000.

Transaction volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat (“USD”) and bitcoin (“BTC”) transaction volumes. We consider Transaction Volume a key operating metric as the majority of our revenues are derived from these volumes.

From inception through March 31, 2026, Fold processed over $3.6 billion in Transaction Volume through our platform. For the three months ended March 31, 2026, we averaged more than $57 million in Transaction Volume per month, respectively.

Key components of results of operations

Revenue

Banking and payments revenue

Fold is a financial services platform and not a chartered bank. Our banking and payments revenues consist of revenues received from our Fold Debit Card and related product features, including:

•
Fold+ Subscriptions: Fold’s premium membership tier, called “Fold+”, offers users reduced or no fees on eligible products, higher rewards, and access to limited features. Fold+ costs $100/year or $10/month depending on the customer’s payment frequency selection. As announced January 27, 2026, we intend to eliminate the fees for the Fold+ subscription during fiscal year 2026 as part of the larger rollout of our Fold Credit Card.
•
Interchange: Each time a Fold user makes a payment using their Fold Debit Card, Fold earns a share of the total interchange fee charged on that transaction. Interchange fees are set by the card network (Visa) and charged as a percentage of the total sale. The amount of interchange earned by Fold is dependent on a wide variety of factors, including whether the transaction is processed in- or out-of-network, the merchant and their assigned merchant category code (“MCC Code”), and the type of purchase being made (signature v PIN debit transaction), among other variables. Interchange rates are subject to change by the card network (Visa) at any time.
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

Custody and trading revenue

As of March 31, 2026, Fold partnered with BitGo Bank & Trust, National Association (f/k/a BitGo Trust Company, Inc.), a federally chartered national trust bank (“BitGo”) (our “Exchange Provider”) to offer eligible customers the ability to buy, sell, store, insure, and withdraw bitcoin using the Fold App via an “Exchange Account.” Fold earns revenue on these transactions via a combination of transaction fees and transaction spreads. Spreads on trades include two components: (1) spreads charged by our Exchange Provider, which include any spreads passed on by their liquidity providers, and (2) Fold’s spread. For customers that do not have a Fold+ subscription, Fold also adds a transaction fee to certain buy and sell transactions as outlined in our terms and conditions, which can change from time to time. Transaction fees are stated as a percentage of the purchase or sale amount (i.e. 1.5%).

Additionally, revenues from the Fold Bitcoin Gift Card are included within this revenue line, as that product is effectively an alternative method of selling bitcoin. For accounting purposes, the Company is the principal in these transactions and therefore recognizes (1) gross revenues for the sales price of the gift card to the customer, and (2) gross costs of sales for the cost of each gift card sold.

Other revenue

We occasionally earn revenues from alternate sources, including Fold merchandise sales, sponsorship revenues, affiliate revenues, and other one-off revenue models. These revenues are typically non-recurring and are not currently material to our business.

Revenue Rewards

Users can earn bitcoin rewards by engaging in qualifying revenue-generating activities. "Revenue Rewards" are defined as rewards that are earned in direct relation to a qualifying spend transaction, such as spending on the Fold Debit Card, purchasing bitcoin, purchasing merchant offers, and so on. "Marketing Rewards" are defined as rewards that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards. Marketing Rewards are recorded as a marketing expense within operating expenses.

Revenue Rewards constitute a “non-revenue element” of our contracts with customers and are accounted for under ASC 815 – Derivatives and Hedging. Under that guidance, for all applicable revenue streams, Revenue Rewards are recorded as a direct reduction in the transaction price of the related revenue earned (i.e. we reduce interchange revenue by the amount of rewards earned by customers when completing qualifying spend transactions).

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

Change in fair value of SAFEs

Change in fair value of SAFEs resulted from unrealized gain or loss due to the remeasurement of outstanding SAFEs, which were classified as liabilities for accounting purposes. On February 14, 2025, upon Closing of the Merger, all SAFEs held by Fold Predecessor converted into Common Stock of Fold Holdings, Inc. No SAFEs remained outstanding subsequent to the Closing, and accordingly, no future fair value remeasurements will be recognized.

Change in fair value of convertible note

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note.

Convertible note issuance costs and fees

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares.

Loss on extinguishment of debt

Convertible note costs related to the extinguishment of the June 2025 Amended Investor Note and March 2025 Investor Note.

Interest expense

Interest expense primarily consists of contractual interest and amortization of debt discounts, premiums, and issuance costs related to the Company's convertible notes, the February 2026 Investor Note and the Credit Facility.

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

Results of operations for the three months ended March 31, 2026 and 2025

Results of operations

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues, net	$5,592,309	$7,087,837	$(1,495,528)	-21%

Operating expenses
Banking and payments costs	4,806,374	6,758,924	(1,952,550)	-29%
Custody and trading costs	598,415	45,785	552,630	NM(i)
Compensation and benefits	4,034,267	6,457,940	(2,423,673)	-38%
Marketing expenses	268,108	399,798	(131,690)	-33%
Professional fees	1,667,414	1,788,505	(121,091)	-7%
Amortization expense	156,079	91,071	65,008	71%
(Gain) loss on customer rewards liability	(1,507,471)	(1,100,857)	(406,614)	37%
(Gain) loss on digital assets - rewards treasury	1,689,455	1,010,586	678,869	67%
Other selling, general and administrative expenses	1,709,981	1,136,455	573,526	50%
Total operating expenses	13,422,622	16,588,207	(3,165,585)	-19%
Operating loss	(7,830,313)	(9,500,370)	1,670,057	-18%

Other income (expense)
Gain (loss) on digital assets - investment treasury	(28,629,465)	(15,617,152)	(13,012,313)	83%
Change in fair value of SAFEs	-	(6,503,113)	6,503,113	-100%
Change in fair value of convertible note	13,200,089	(6,534,143)	19,734,232	-302%
Convertible note issuance costs and fees	-	(9,569,109)	9,569,109	-100%
Loss on extinguishment of debt	(4,005,132)	-	(4,005,132)	NM(i)
Interest expense	(2,273,828)	(1,271,638)	(1,002,190)	79%
Other income	374,214	120,303	253,911	211%
Other income (expense), net	(21,334,122)	(39,374,852)	18,040,730	-46%

Net loss before income taxes	(29,164,435)	(48,875,222)	19,710,787	-40%
Income tax expense (benefit)	3,471	3,978	(507)	-13%
Net loss	$(29,167,906)	$(48,879,200)	$19,711,294	-40%

(i) Not meaningful ("NM")

Revenue

	Three Months Ended March 31,
Revenue stream	2026	2025	$ Change	% Change
Banking and payments revenues	$4,931,213	$6,921,625	$(1,990,412)	-29%
Custody and trading revenues	665,194	151,855	513,339	338%
Other revenues	97	26,035	(25,938)	-100%
Less: Sales returns and allowances	(4,195)	(11,678)	7,483	-64%
Revenues, net	$5,592,309	$7,087,837	$(1,495,528)	-21%

Net revenue for the three months ended March 31, 2026 decreased by $1.5 million, or 21%, to $5.6 million, compared to the net revenue of $7.1 million for the three months ended March 31, 2025. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

The decrease in revenues reflects the broader downturn in digital asset markets that began in the fourth quarter of 2025 and carried into the current period. Having reached an all-time high of approximately $126,000 in early October 2025, bitcoin reversed sharply as leverage liquidations, long-term holder distributions, and macroeconomic uncertainties drove prices down toward the $88,000 range by December 2025. The drawdown extended into Q1 2026, with bitcoin falling further to a low of approximately $60,000, a decline of roughly 50% from the peak. This significant contraction in bitcoin valuations had a direct impact on customer activity within our platform. Specifically, for the three months ended March 31, 2026, we averaged approximately $57 million in Transaction Volume per month, compared to $72 million per month for the three months ended December 31, 2025, and $84 million per month for the three months ended March 31, 2025. Our volumes and revenue remains subject to ongoing bitcoin price volatility and broader macroeconomic conditions.

Banking and payments

The primary driver behind decreased banking and payments revenues related to merchant offers within our banking and payments business. Net revenue from merchant offers decreased 29% from $6.4 million for the three months ended March 31, 2025 to $4.5 million for the three months ended March 31, 2026. This decrease in merchant offers revenues resulted primarily from the decrease in customer volumes noted above, as well as the Company's continued optimization of its merchant offers portfolio to prioritize higher-margin offers, which reduced overall transaction volumes while improving unit economics.

Excluding merchant offers, our net banking and payments revenues for the three months ended March 31, 2026 and three months ended March 31, 2025 were $0.4 million and $0.5 million, respectively.

Custody and trading

Net revenues from custody and trading increased by approximately $0.5 million from $0.2 million for the three months ended March 31, 2025 to $0.7 million for the three months ended March 31, 2026. While still a small part of our overall revenues, we believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. We are devoting significant time and resources to our custody and trading platform which we expect to become a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. We expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders. As of March 31, 2026 Fold supports access to users from all 50 states.

Additionally, revenues from the Fold Bitcoin Gift Card, which launched in May, 2025, are included within custody and trading. Revenues from this product were $0.5 million for the three months ended March 31, 2026. The second quarter of fiscal year 2025 was the first period in which we offered this product. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in physical stores throughout the country, including Kroger marketplaces. We expect to continue to roll out this product to new distribution channels throughout 2026.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs decreased in relation to our decreased merchant offer volumes as noted above. Costs of sales from merchant offers decreased 30% from $6.4 million for the three months ended March 31, 2025 to $4.5 million for the three months ended March 31, 2026.

Excluding merchant offers and Visa rebates, our banking and payments costs decreased to $0.2 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025. This decrease was driven by decreased processing fees, card fulfillment fees and KYC costs related to new cardholder sign-ups during the three months ended March 31, 2026.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. While some of our custody and trading costs scale in direct proportion to our volumes and revenues, other costs, such as monthly platform fees, are fixed and do not scale with volume. Costs from the Fold Bitcoin Gift Card are also included within custody and trading, primarily consisting of bitcoin fulfillment upon redemption and processing fees. Costs associated with this product were $0.5 million for the three months ended March 31, 2026.

Compensation and benefits

Payroll expenses increased in correlation with our increased employee headcount, which was 44 employees as of March 31, 2026 and 35 employees as of March 31, 2025. We expect to hire incremental staff in strategic roles to support the launches of our new product lines and continued growth throughout 2026.

Compensation and benefits expense for the three months ended March 31, 2026 and 2025 also included non-cash share-based compensation expense of $1.7 million and $5.2 million, respectively. The 5.2 million of share-based compensation expense for the three months ended March 31, 2025 included $4.4 million of unrecognized share-based compensation expense that was immediately recognized due to the performance condition under the 2019 Equity Plan being deemed satisfied on February 14, 2025 as a result of the Merger with FTAC Emerald. There was $13.0 million of unrecognized shared-based compensation expense related to unvested awards as of March 31, 2026.

Marketing expenses

Marketing expenses were $0.3 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025, respectively. As noted above, we plan to increase investments in paid marketing and affiliate opportunities in 2026 to support the launches of our newest products, including the Fold Credit Card.

Professional fees

Professional fees decreased to $1.7 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025. This decrease was driven primarily by lower fees paid to external legal counsel and third-party consultants compared to 2025 which included costs incurred to support our Merger with FTAC Emerald.

Gain (loss) on customer reward liability and digital assets - rewards treasury

Gain (loss) on customer reward liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. The price of bitcoin was approximately $93.4 thousand, $82.5 thousand, $87.5 thousand, and $68.2 thousand as of December 31, 2024, March 31, 2025, December 31, 2025 and March 31, 2026, respectively. These price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the three months ended March 31, 2026 and 2025.

Other Selling, General and Administrative Expenses

Other Selling, General and Administrative expenses primarily consist of costs related to insurance premiums, prepaid amortization, contract labor, and other general business expenses. Total Other Selling, General and Administrative Expenses increased from $1.1 million for the three months ended March 31, 2025 to $1.7 million for the three months ended March 31, 2026. This increase was primarily driven by higher software amortization costs, contract labor including marketing related services, board compensation, and travel related expenses.

Other income (expense)

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. The price of bitcoin was approximately $93.4 thousand, $82.5 thousand, 87.5 thousand and $68.2 thousand as of December 31, 2024, March 31, 2025, December 31, 2025 and March 31, 2026, respectively. The price changes were the primary driver of gains (losses) for digital assets - investment treasury for the three months ended March 31, 2026 and 2025.

Change in fair value of SAFEs results from unrealized gain or loss due to the change in fair value of our long-term SAFE note liabilities, which is determined based on the aggregated, probability-weighted average of the outcomes of certain scenarios. For accounting purposes, outstanding SAFEs are classified as liabilities and the change in their fair value is reflected in the statements of operations. However, Fold Predecessor's SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event. On February 14, 2025, upon Closing of the Merger, all SAFE notes held by Fold Predecessor converted into Common Stock of the Company.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The gain on the fair value of the convertible note was $13.2 million during the three months ended March 31, 2026 The net loss on the fair value of the convertible note of $6.5 million during the three months ended March 31, 2025 is comprised of a $12.7 million day one loss on the issuance of debt offset by a $6.2 million gain on the change in fair value.

Convertible note issuance costs and fees relates to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the three months ended March 31, 2025.

Interest expense relates to amortization of the December 2024 Investor Note discount and issuance costs, June 2025 Amended Investor Note premium and issuance costs, March 2025 Investor Note, interest expense related to the February 2026 Investor Note and interest expense related to the Credit Facility. For the three months ended March 31, 2026, we incurred a nominal amount of interest expense related to the amortization of debt premium and debt issuance costs related to the March 2025 Investor Note prior to extinguishment, $2.4 million of special interest expense related to the early prepayment of the June 2025 Amended Investor Note, 0.2 million related to the Credit Facility, and $0.2 million related to the February 2026 Investor Note. For the three months ended March 31, 2025, $1.1 million of interest expenses relates to the December 2024 Investor Note and $0.1 million of interest expense relates to the March 2025 Investor Note.

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

The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items are unpredictable, are not driven by core results of operations, and/or render comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA and Adjusted EBITDA per share provide useful information to investors and others in understanding and evaluating our results of core operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, Adjusted EBITDA is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, and perform strategic planning and annual budgeting.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Three Months Ended March 31,
	2026	2025
Net loss	$(29,167,906)	$(48,879,200)
Add:
Interest expense	2,273,828	1,271,638
Income tax expense (benefit)	3,471	3,978
Amortization expense	156,079	91,071
Share-based compensation expense	1,709,413	5,170,275
(Gain) loss on customer rewards liability	(1,507,471)	(1,100,857)
(Gain) loss on digital assets - rewards treasury	1,689,455	1,010,586
(Gain) loss on digital assets - investment treasury	28,629,465	15,617,152
Change in fair value of SAFEs	-	6,503,113
Change in fair value of other liabilities	(343,039)
Change in fair value of convertible note	(13,200,089)	6,534,143
Convertible note issuance costs and fees	-	9,569,109
Loss on extinguishment of debt	4,005,132	-
Adjusted EBITDA	$(5,751,662)	$(4,208,992)

Adjusted EBITDA for the three months ended March 31, 2026 decreased by $1.5 million, or 37% compared to the three months ended March 31, 2025. The principal driver of decreased Adjusted EBITDA relates to (i) increased compensation and benefits expense, excluding share-based compensation, of $1.0 million; and (ii) increased other selling, general and administrative expenses related to contract labor expenses for product development and marketing.

Payroll expenses increased in correlation with our increased employee headcount, which was 44 employees as of March 31, 2026 compared to 35 employees as of March 31, 2025. Marketing expenses increased in accordance with our planned growth strategy for 2026, which includes budgeted expenditures for paid marketing channels due to the release of new product such as the credit card.

Adjusted EBITDA (Loss) Per Share

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA (Loss)	$(5,751,662)	$(4,208,992)
Weighted-average shares used to compute basic and diluted net loss per share	49,656,409	25,436,398

Adjusted EBITDA (Loss) per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.17)

Financial condition

Liquidity and capital resources

As of March 31, 2026, the Company had cash and cash equivalents of $11.5 million and negative working capital of $22.0 million. The Company has a history of net operating losses, including an operating loss of $7.8 million for the three months ended March 31, 2026. The Company has an accumulated deficit of $200.1 million as of March 31, 2026. Of that amount, $98.7 million relates to historical fair value adjustments on the Company's SAFE notes which converted to Common Stock upon the closing of the Merger, $9.6 million relates to the loss on extinguishment of the December 2024 Initial Investor Note (as defined in Note 10 of our financial statements) in June 2025, and $4.0 million relates to loss on extinguishment of debt recognized during the three months ended March 31, 2026.

As of March 31, 2026, the Company held 826 bitcoin in our Investment Treasury, valued at $56.4 million based on the price of bitcoin as of that date. Of that amount, 430 bitcoin, valued at $29.3 million, were restricted from use as operating capital and served as collateral for our Credit Facility. During February 2026, the Company sold 200 bitcoin for approximately $14.4 million, with the proceeds used in connection with the extinguishment of the June 2025 Amended Investor Note, as discussed above.

As of March 31, 2026, we held 77 bitcoin in our Rewards Treasury, valued at $5.3 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

The Company maintains the Credit Facility, pursuant to which the Company, upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of March 31, 2026, the Company had borrowed $20.0 million pursuant to the Credit Facility, collateralized by 430 of the Company's bitcoin. The entire loan is a fixed-term loan, with a prepayment option, and matures on September 30, 2026. Refer to Note 10 for further information.

On February 26, 2026, the Company closed on a transaction pursuant to which the March 2025 Investor Note was extinguished, at which time the 500 bitcoin that had been reserved as collateral for this note, valued at approximately $34.0 million, were returned to the investor. In conjunction with the extinguishment of the March 2025 Investor Note, the Company entered into the February 2026 Investor Note (as defined in Note 10 of our Financial Statements) for $13.0 million. On February 27, 2026, the June 2025 Amended Investor Note was extinguished with a cash repayment of $27.5 million, which included cash proceeds from the aforementioned sale of 200 bitcoin and additional cash proceeds received from the February 2026 Investor Note. Refer to Note 10 of our Financial Statements for further information regarding these transactions.

In June 2025, the Company entered into the Facility. Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, working capital, general corporate purposes, and purchasing additional bitcoin for the Company’s corporate treasury should the conditions to do so align with our treasury strategy. As of March 31, 2026, the Company had sold 1.59 million shares of Common Stock pursuant to the Facility for gross proceeds of $4.7 million, and recognized a nominal amount amortization related to deferred issuance costs. Refer to Note 11 for further information.

The Company performs an evaluation to determine whether there are conditions or events (known and reasonably knowable), considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are available to be issued. Management expects that the Company’s existing cash and cash equivalents, accounts receivable, financing available from the Credit Facility and the Facility, and digital assets on hand through the date of filing, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

Legal Proceedings ¶

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware ( PCT

Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) seeks avoidance and recovery of alleged preferential transfers. While the outcome of this proceeding cannot be predicted with certainty, the Company does not presently expect this matter to have a material adverse effect on its consolidated financial position, liquidity, capital resources, or annual results of operations. ¶

From time to time, the Company may be subject to, or pursue, other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our consolidated financial position, liquidity, capital resources, or annual results of operations. ¶

Summary of cash flow activities

The following table summarizes our cash flow activities:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(6,592,367)	$(4,954,200)
Net cash provided by (used in) investing activities	13,192,937	(1,829,194)
Net cash provided by (used in) financing activities	(2,726,302)	152,587
Net increase (decreased) in cash	$3,874,268	$(6,630,807)

Cash flows from operating activities

For the three months ended March 31, 2026, cash used in operating activities was $6.6 million compared to $5.0 million for the three months ended March 31, 2025. The increase in cash used was driven primarily by increased compensation and benefits, excluding share-based compensation, of $1.0 million in connection with increased employee headcount, which was 44 employees as of March 31, 2026 compared to 35 employees as of March 31, 2025, and contract labor and software costs increased $0.5 million to support platform development and operations.

Cash flows from investing activities

Cash flows provided by investing activities increased by $15.0 million from $1.8 million of cash used in investing activities for the three months ended March 31, 2025 to $13.2 million of cash provided by investing activities for the year ended March 31, 2026, primarily due to the sale of 200 bitcoin from our investment treasury for $14.4 million and a decrease in purchases of digital assets.

Cash flows from financing activities

For the three months ended March 31, 2026, cash used in financing activities was $2.7 million and $0.2 million, respectively. For the three months ended March 31, 2026 we received proceeds from the issuance of the February 2026 Investor Note; however, those proceeds were immediately used to pay of the June 2025 Amended Investor Note. For the three months ended March 31, 2026 we received $0.30 million in proceeds from the issuance of shares of Common Stock through the Facility and $10.0 million pursuant to draws on the Credit Facility. For the three months ended March 31, 2025 we received proceeds from issuance of the March 2025 Investor Note; however, those proceeds were received in bitcoin rather than cash and are therefore not included in cash provided by financing activities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

During the three months ended March 31, 2026, the Company extinguished all previously outstanding convertible notes. As a result, the critical accounting estimates related to the fair value of convertible notes, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, are no longer applicable. The critical accounting estimates related to the fair value of SAFEs and pre-Merger stock-based compensation, also described in our Form 10-K, were no longer applicable as of December 31, 2025. As of March 31, 2026, there are no accounting estimates that meet the criteria for disclosure as critical accounting estimates.

Recent accounting pronouncements

See “Recently issued accounting pronouncements not yet adopted” and "Recently adopted accounting pronouncements" described in Note 2 of the Financial Statements, Summary of Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of March 31, 2026.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting existed as of March 31, 2026:

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. There have been no material changes to the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Company sold unregistered securities pursuant to its transactions with (i) Bold Technologies, Inc. ("Bold") and (ii) SATS. On February 2, 2026, the Company exercised an option to acquire certain intellectual property of Bold. The option exercise resulted in the acquisition of certain intellectual property in exchange for $0.5 million in shares of the Company's Common Stock. Additionally, pursuant to its Purchase Agreement with SATS dated February 25, 2026, the Company issued to SATS 520,000 shares of Common Stock as additional consideration for SATS' purchase of a $13.0 million promissory note (for additional information, see the discussion in Note 8 and Note 11). In both cases, the shares were sold by the Company in transactions that were exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. Both Bold and SATS represented to the Company that they were “accredited investors” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K of the Exchange Act).

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
10.1†^

Purchase Agreement dated February 25, 2026 by and between Fold Holdings, Inc. and SATS Credit Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2026).

10.2†	Form of Senior Unsecured Promissory Note dated February 25, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2026).
10.3†	Registration Rights Agreement dated February 25, 2026 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 27, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
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

Fold Holdings, Inc.

Date: May 12, 2026	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Wolfe Repass
Wolfe Repass
Chief Financial Officer (Principal Accounting Officer)