Form 10-Q
period 2026-06-30
Fold Holdings, Inc.
filed 2026-08-11
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 9, 2026, the registrant had 55,077,187 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•
risks that we will not be able to regain compliance with Nasdaq Listing Rule 5550(a)(2) or other listing requirements of Nasdaq or, even if we do, that our minimum bid price will remain over the minimum bid price requirement of The Nasdaq Capital Market following regaining compliance;
•
risks that any option that we may pursue in order to regain compliance with Nasdaq Listing Rule 5550(a)(2), such as a reverse stock split, could result in a significant devaluation of our market capitalization or the trading price of our Common Stock;

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
•
our future capital requirements and sources and uses of cash for product development and other purposes;
•
our success in retaining or recruiting, or changes required in, officers, key employees or directors; the size of the addressable markets for our products and services;
•
the impact of geopolitical, macroeconomic, supply chain and market conditions, including tariffs, inflation, the ongoing war between Russia and Ukraine, the war among Israel, Iran and the United States, and the global response to such hostilities, which may negatively affect our operating results;
•
other risks and uncertainties described in this Quarterly Report, including in “Item 1A - Risk Factors”; and
•
those factors in the other documents filed by Fold from time to time with the U.S. Securities and Exchange Commission (“SEC”).

The discussion in this Quarterly Report should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this Quarterly Report. Further, when reading this Quarterly Report, you should keep in mind those Risk Factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 17, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Fold Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$28,386,785	$7,652,203
Accounts receivable, net	614,801	728,001
Credit card receivable, net	2,753,588	-
Inventories	847,308	478,045
Digital assets - rewards treasury	4,504,290	6,872,869
Prepaid expenses and other current assets	1,913,981	2,384,684
Total current assets	39,020,753	18,115,802
Digital assets - investment treasury	11,356,023	133,658,791
Capitalized software development costs, net	1,986,251	1,393,752
Other non-current assets	131,770	299,309
Total assets	$52,494,797	$153,467,654

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$698,556	$704,789
Accrued expenses and other current liabilities	1,992,004	3,166,186
Accrued legal settlement	1,374,828	-
February 2026 note - related party, net	12,446,041	-
Credit facility	-	10,000,000
Customer rewards liability	4,504,290	6,872,869
Deferred revenue	228,148	366,252
Total current liabilities	21,243,867	21,110,096
June 2025 convertible note, net	-	21,469,675
March 2025 convertible note - related party	-	47,207,556
Other non-current liabilities	-	689,680
Total liabilities	21,243,867	90,477,007
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and 0 shares issued and outstanding at December 31, 2025	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized, 55,407,302 shares issued and 55,021,701 shares outstanding at June 30, 2026 and 48,477,883 shares issued and 48,419,266 shares outstanding at December 31, 2025	5,542	4,849
Additional paid-in-capital	241,003,835	233,924,782
Accumulated deficit	(209,758,447)	(170,938,984)
Total stockholders’ equity	31,250,930	62,990,647
Total liabilities and stockholders’ equity	$52,494,797	$153,467,654

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$6,089,909	$8,175,926	$11,682,218	$15,263,763

Operating expenses
Banking and payments costs	5,108,245	7,682,621	9,914,619	14,441,545
Custody and trading costs	739,039	142,811	1,337,454	188,596
Compensation and benefits	3,790,067	3,676,657	7,824,334	10,134,597
Marketing expenses	728,338	620,923	996,446	1,020,721
Professional fees	1,255,832	1,270,345	2,923,246	3,058,850
Amortization expense	173,985	106,837	330,064	197,908
(Gain) loss on customer rewards liability	(745,598)	2,071,505	(2,253,069)	970,648
(Gain) loss on digital assets - rewards treasury	1,119,388	(2,334,677)	2,808,843	(1,324,091)
Other selling, general and administrative expenses	1,689,247	1,264,422	3,399,228	2,400,876
Total operating expenses	13,858,543	14,501,444	27,281,165	31,089,650
Operating loss	(7,768,634)	(6,325,518)	(15,598,947)	(15,825,887)

Other income (expense)
Gain (loss) on digital assets - investment treasury	105,167	36,582,224	(28,524,298)	20,965,072
Change in fair value of SAFEs	-	-	-	(6,503,113)
Change in fair value of convertible note	-	(5,309,608)	13,200,089	(11,843,751)
Convertible note issuance costs and fees	-	-	-	(9,569,109)
Legal settlements	(1,374,828)	-	(1,374,828)	-
Loss on extinguishment of debt	-	(9,612,199)	(4,005,132)	(9,612,199)
Interest expense	(921,881)	(1,974,849)	(3,195,709)	(3,246,487)
Other income	308,619	66,398	682,833	186,701
Other income (expense), net	(1,882,923)	19,751,966	(23,217,045)	(19,622,886)

Net income (loss) before income taxes	(9,651,557)	13,426,448	(38,815,992)	(35,448,773)
Income tax expense (benefit)	-	881	3,471	4,859
Net income (loss)	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)

Net income (loss) attributable to common stockholders:
Basic	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)
Diluted	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.19)	$0.29	$(0.76)	$(0.98)
Diluted	$(0.19)	$0.28	$(0.76)	$(0.98)
Weighted-average shares used to compute net income (loss) per share:
Basic	51,825,321	46,503,358	50,746,857	36,062,784
Diluted	51,825,321	47,561,116	50,746,857	36,062,784

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	(67,808,929)
Net loss	-	-	-	-	-	(35,453,632)	(35,453,632)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,543	-	173,824,439
Share based compensation expense	-	-	142,785	15	6,895,480	-	6,895,495
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 Closing Shares and Warrants	-	-	750,000	75	9,569,109	-	9,569,184
Change in fair value of Series C Warrants	-	-	-	-	498,771	-	498,771
Issuance of interest shares	-	-	102,893	10	646,657	-	646,667
Issuance of placement shares	-	-	75,000	8	353,242	-	353,250
Balance at June 30, 2025	-	-	46,571,343	4,658	225,322,741	(136,802,154)	88,525,245

Balance at January 1, 2026	-	$-	48,477,883	$4,849	$233,924,782	$(170,938,984)	62,990,647
Net loss	-	-	-	-	-	(38,819,463)	(38,819,463)
Share based compensation expense	-	-	1,580,161	158	3,353,301	-	3,353,459
Common stock withheld for employee tax obligations	-	-	(385,601)	-	(949,300)	-	(949,300)
Issuance of interest shares	-	-	247,785	25	613,309	-	613,334
Issuance of Employee Stock Purchase Plan shares	-	-	57,485	6	85,647	-	85,653
Issuance of common stock	-	-	4,402,410	440	3,008,581	-	3,009,021
Issuance of commitment shares	-	-	520,000	52	785,148	-	785,200
Issuance of common stock for intellectual property acquisition	-	-	121,578	12	182,367	-	182,379
Balance at June 30, 2026	-	$-	55,021,701	$5,542	$241,003,835	$(209,758,447)	$31,250,930

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(38,819,463)	$(35,453,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	330,064	197,908
Loss (gain) on digital assets - rewards treasury	2,808,843	(1,324,091)
Loss (gain) on digital assets - investment treasury	28,524,298	(20,965,072)
(Gain) loss on customer rewards liability	(2,253,069)	970,648
Change in fair value of convertible note	(13,200,089)	11,843,751
Convertible note issuance costs and fees	-	9,569,109
Loss on extinguishment of debt	4,005,132	9,612,199
Amortization of debt issuance costs	6,638	112,187
Amortization of debt discount and premium	179,929	953,404
Change in fair value of SAFEs	-	6,503,113
Share-based compensation expense	3,353,459	6,895,480
Other non-cash adjustments	(551,717)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable, net	113,200	(246,105)
Credit card receivable, net	(2,753,588)	-
Inventories	(369,263)	(67,489)
Prepaid expenses and other current assets	270,655	(603,030)
Accounts payable	(6,233)	195,286
Accrued expenses and other current liabilities	1,017,227	1,376,866
Accrued legal settlement	1,374,828	-
Customer rewards liability	753,528	1,318,429
Deferred revenue	(138,104)	(133,156)
Other non-current liabilities	(689,680)	293,114
Net cash used in operating activities	(16,043,405)	(8,951,081)

Cash flows from investing activities
Purchases of digital assets	(1,748,759)	(2,374,030)
Proceeds from sales of digital assets	59,120,684	-
Payments for capitalized software development costs	(740,184)	(434,820)
Net cash provided by (used in) investing activities	56,631,741	(2,808,850)

Cash flows from financing activities
Proceeds from issuance of note	13,000,000	-
Repayment of convertible note	(25,166,667)	-
Proceeds from recapitalization	-	804,624
Payments of deferred IPO costs	-	(652,013)
Payment of debt issuance costs	-	(113,320)
Proceeds from issuance of common stock	3,262,213	-
Proceeds from credit facility	10,000,000	-
Repayment of credit facility	(20,000,000)	-
Common stock withheld for employee tax obligations	(949,300)	-
Net cash provided by (used in) financing activities	(19,853,754)	39,291

Net increase (decrease) in cash and cash equivalents	20,734,582	(11,720,640)
Cash and cash equivalents, beginning of period	7,652,203	18,330,359
Cash and cash equivalents, end of period	$28,386,785	$6,609,719

Non-cash investing and financing activities
Non-cash payment of interest with common stock	$613,334	$646,667
Distributions of digital assets to fulfill customer reward redemptions	869,038	1,489,430
Distributions of digital assets to satisfy other current obligations	1,089,777	46,955
Non-cash payment for intellectual property acquisition with common stock	182,379
Non-cash repayment of convertible note via transfer of digital assets - related party	34,007,466
Non-cash amortization of deferred issuance costs	167,539
Non-cash allocation of convertible note proceeds to embedded derivative	63,418	-
Non-cash allocation of note proceeds to commitment shares	785,200	-
Recapitalization	-	173,019,904
Proceeds from convertible debt received in digital assets - related party	-	43,965,525
Change in fair value of Series C Warrants included in loss on extinguishment		498,771
Distributions of digital assets for prepaid interest - related party	-	2,313,975
Supplemental disclosure of cash flow information
Cash paid during the period for interest expense	3,408,749	-

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

Background and Business Combination

Fold Holdings, Inc. is a financial services company that operates across both U.S. dollars ("USD") and bitcoin, and is designed to connect these systems in a seamless manner. Fold’s consumer offerings include an FDIC-insured checking account, a Visa debit card (the "Fold Debit Card"), a Visa credit card (the "Fold Credit Card"), bill payment services, a bitcoin gift card, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees and insured custody. By integrating both dollars and bitcoin across traditional financial services, the Company aims to act as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold mobile application (the “Fold App”).

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

Liquidity and capital resources

As of June 30, 2026, the Company had cash and cash equivalents of $28.4 million and positive working capital of $17.8 million. The Company has a history of net operating losses, including an operating loss of $7.8 million for the three months ended June 30, 2026 and $15.6 million for the six months ended June 30, 2026. The Company has an accumulated deficit of $209.8 million as of June 30, 2026. Of that amount, $98.7 million relates to historical fair value adjustments on the Company's SAFE notes which converted to Common Stock upon the closing of the Merger, $9.6 million relates to the loss on extinguishment of the December 2024 Initial Investor Note in June 2025, and $4.0 million relates to loss on extinguishment of debt recognized during the six months ended June 30, 2026.

As of June 30, 2026, the Company held 194 bitcoin in our Investment Treasury (as defined below), valued at $11.4 million based on the price of bitcoin as of that date. During February 2026, the Company sold 200 bitcoin for approximately $14.4 million, with the proceeds used in connection with the extinguishment of the June 2025 Amended Investor Note, as discussed below. During June 2026, the Company sold 632 bitcoin from its Investment Treasury for proceeds of $44.7 million, or approximately $70.8 thousand per bitcoin. From those proceeds, $20.0 million was used to repay in full the outstanding balance under the Company's Credit Facility (as defined below), and the remaining $24.7 million was retained as unrestricted cash for general corporate purposes. As of June 30, 2026, we do not have any bitcoin held as collateral and restricted from operating use.

As of June 30, 2026, we held 77 bitcoin in our Rewards Treasury (as defined below), valued at $4.5 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

The Company maintains a revolving credit facility (the "Credit Facility") with Two Prime Lending Limited ("Two Prime"), pursuant to which the Company, upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of June 30, 2026, the Company has repaid in full the outstanding balance pursuant to the Credit Facility, and no bitcoin is held as collateral under this Credit Facility. The Credit Facility has an initial one-year term from October 1, 2025, which automatically renews for successive one-year periods unless either party provides termination notice, and remains available for future borrowings, subject to its terms. Refer to Note 9 for further information.

On February 26, 2026, the Company closed on a transaction pursuant to which the March 2025 Investor Note was extinguished, at which time the 500 bitcoin that had been reserved as collateral for this note, valued at approximately $34.0 million, were returned to the investor. In conjunction with the extinguishment of the March 2025 Investor Note, the Company issued the February 2026 Investor Note

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

(as defined in Note 9) for $13.0 million. On February 27, 2026, the June 2025 Amended Investor Note was extinguished with a cash repayment of $27.5 million, which included cash proceeds from the aforementioned sale of 200 bitcoin and additional cash proceeds received from the February 2026 Investor Note. Refer to Note 9 for further information regarding these transactions.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (the “Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, working capital, general corporate purposes, and purchasing additional bitcoin for the Company’s corporate treasury should the conditions to do so align with our treasury strategy. As of June 30, 2026, the Company sold 5.82 million shares of Common Stock pursuant to the Facility for gross proceeds of $7.5 million, and recognized $0.2 million of amortization related to deferred issuance costs. Refer to Note 10 for further information.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

Segment information

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the six months ended June 30, 2026 and 2025, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

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

Capitalized software development costs, net

The Company capitalizes significant costs incurred in the acquisition or development of the internal software for use in the Company's various service offerings. The Company incurs costs in developing software inclusive of direct external costs and internal payroll costs. Internal payroll costs typically include salaries and wages. Capitalized software costs are stated at cost net of accumulated amortization. Amortization is provided utilizing the straight-line method over the estimated useful life of the software, which is three years. Costs incurred in the preliminary and post-implementation phases of the Company's internal use software are expensed as incurred. The Company also capitalizes intangible assets acquired in connection with asset acquisitions where the nature and useful life of the acquired assets are consistent with internally developed software costs.

Capitalized software development costs consisted of the following:

	June 30, 2026	December 31, 2025
Capitalized software, gross	$3,038,489	$2,314,121
Less: accumulated amortization	(1,052,238)	(920,369)
Capitalized software, net	$1,986,251	$1,393,752

The gross carrying amount of internally developed software costs that had been capitalized but not placed into service is as follows:

	June 30, 2026	December 31, 2025
Capitalized software not placed into service	$544,770	$594,096

The Company recorded amortization expense on capitalized software development costs placed into service in the amount of $0.2 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company recorded a nominal amount of amortization expense related to the write-off and abandonment of projects, which is included within the six-month amortization expense noted above. There were no comparable write-offs during the six months ended June 30, 2025.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Customer rewards liability

The Company offers certain rewards to its users through the Fold Rewards Program. This program allows the Company's users to earn promotional credits denominated in bitcoin by engaging in various actions, either by engaging in qualifying spend transactions (the “Revenue Rewards”) or performing certain actions designated by the Company as primarily for marketing, growth, and retention purposes (the “Marketing Rewards”). Revenue Rewards are defined as those that are earned in direct relation to a qualifying spend transaction such as spending on the Fold Debit Card or the Fold Credit Card, purchasing bitcoin, purchasing merchant offers, etc. Marketing Rewards are defined as those that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards.

Revenue Rewards are considered earned at the time of the qualifying spend transaction. Revenue Rewards are immediately available for redemption by the user, except for those related to Fold Debit Card and Fold Credit Card transactions which cannot be redeemed until after a 30-day settlement period. Marketing Rewards are earned and available immediately upon the performance of a qualifying action by the user. To redeem available rewards, a user may request a withdrawal to a personal bitcoin wallet.

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

Derivatives

As our customer rewards liability results in an obligation to deliver a fixed amount of digital assets in the future, the Company has determined that it meets the definition of a derivative and marked it to fair value as discussed above. The Company has not designated this derivative instrument as a hedging instrument. As of June 30, 2026 and December 31, 2025, the notional amount of the customer rewards liability outstanding was 77 and 79 bitcoin, respectively, and the derivative instrument was valued at $4.5 million and $6.9 million, respectively, within 'Customer rewards liability' on our accompanying balance sheets. The Company recorded a gain of $0.7 million and a loss of $2.1 million during the three months ended June 30, 2026 and 2025, respectively, and a gain of $2.3 million and a loss of $1.0 million during the six months ended June 30, 2026 and 2025, respectively. For more detail on the fair value measurement of this derivative instrument, refer to Note 14.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

Fold Credit Card Program

In partnership with a credit card issuing bank (the “Issuing Bank”), the Company offers the Fold Credit Card to cardholders. Credit card receivables represent amounts due from cardholders for purchases, fees, and other charges incurred through the use of the Fold Credit Card. Pursuant to the program agreements, the Company is obligated to purchase all receivables arising under the program, and accordingly, bears the risk of loss associated with cardholder nonpayment following purchase of the receivables. This commitment has been evaluated in accordance with ASC 860 and Fold has determined they are the owner of all purchased receivables from the Issuing Bank. The Company has an ongoing commitment to fund future receivable purchases as cardholder activity occurs. The amount of future receivable purchases will fluctuate based on cardholder spending volumes, credit utilization, and repayment behavior. As the owner of the receivables, the Company records credit card receivables, net of an allowance for expected credit losses in credit card receivables, net on the condensed balance sheets.

The allowance for expected credit losses is estimated in accordance with ASC 326 and reflects management’s estimate of lifetime expected losses based on historical loss experience, delinquency, market trends, charge off trends by FICO cohort and aging trends, and other relevant portfolio-level factors. The Company uses a roll-rate methodology, which applies historical delinquency migration and loss patterns to the outstanding receivable balance, to estimate expected losses. The provision for expected credit losses related to credit card receivables is recorded within other selling, general and administrative expenses in the condensed statement of operations and is nominal for both the three and six months ended June 30, 2026.

Debt and related instruments

In February 2026, the Company extinguished all previously outstanding convertible notes and separately entered into the February 2026 Investor Note (as defined below). The Company accounts for the February 2026 Investor Note at amortized cost using the effective interest method.

The Company evaluates its debt instruments for embedded features requiring bifurcation in accordance with ASC 815. Embedded features that are not clearly and closely related to the debt host, are not remeasured at fair value under otherwise applicable GAAP, and that would qualify as derivatives on a standalone basis, are bifurcated and recorded as derivative liabilities at fair value, with subsequent changes in fair value recognized in earnings. The bifurcated derivative liability is remeasured at each reporting date, with changes in fair value recognized in the condensed statements of operations. Refer to Note 9 for further information.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its financial statements.

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

3. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue stream	2026	2025	2026	2025
Banking and payments revenues	$5,293,820	$7,921,556	$10,225,033	$14,843,181
Custody and trading revenues	772,379	241,600	1,437,573	393,455
Other revenues	27,685	36,116	27,782	62,151
Less: Sales returns and allowances	(3,975)	(23,346)	(8,170)	(35,024)
Revenues, net	$6,089,909	$8,175,926	$11,682,218	$15,263,763

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of June 30, 2026 and December 31, 2025, the contract liability related to our deferred subscription revenues was $0.2 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was $0.1 million and $0.1 million, respectively.

The activity in deferred revenue for the six months ended June 30, 2026 and the year ended December 31, 2025, was as follows:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning of the period contract liability	$366,252	$875,466
Revenue recognized from the contract liabilities included in the beginning balance	(244,332)	(771,669)
Increases due to cash received net of amounts recognized in revenue during the period	106,228	262,455
End of period contract liability	$228,148	$366,252

Contract costs

For the six months ended June 30, 2026 and 2025, we did not incur any incremental costs to obtain and/or fulfill contracts with customers.

4. DIGITAL ASSETS

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

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	June 30, 2026	December 31, 2025
Rewards treasury (USD)	$4,504,290	$6,872,869
Investment treasury (USD)	11,356,023	133,658,791
Total bitcoin treasury (USD)	$15,860,313	$140,531,660

	June 30, 2026	December 31, 2025
Rewards treasury (BTC)	77	79
Investment treasury (BTC)	194	1,527
Total bitcoin treasury (BTC)	271	1,606

As of June 30, 2026 and December 31, 2025, the Company held 271 and 1,606 bitcoin, respectively, with an aggregate cost of $25.7 million and $118.8 million, respectively. During June 2026, the Company sold 632 bitcoin from its Investment Treasury for proceeds of $44.7 million, of which $20.0 million was used to repay in full the outstanding balance under the Company's Credit Facility (as defined below) and the remaining $24.7 million was retained as unrestricted cash for general corporate purposes. As of June 30, 2026, no amounts remained outstanding under the Credit Facility and no bitcoin was held as collateral. Refer to Note 9 for further details.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2025	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	1,011,941	1,362,089	2,374,030
Bitcoin received from March 2025 Investor Note (2)	-	43,965,525	43,965,525
Disbursements of bitcoin (1)	(1,536,385)	-	(1,536,385)
Remeasurement gain (loss) on bitcoin (4)	1,324,091	20,965,072	22,289,163
Bitcoin held at June 30, 2025	$9,369,298	$159,861,386	$169,230,684
Purchases of bitcoin	1,640,528	4,000,711	5,641,239
Disbursements of bitcoin (1)	(2,418,595)	-	(2,418,595)
Remeasurement gain (loss) on bitcoin	(1,718,362)	(30,203,306)	(31,921,668)
Bitcoin held at December 31, 2025	$6,872,869	$133,658,791	$140,531,660
Purchases of bitcoin	1,748,759	-	1,748,759
Bitcoin repayment for March 2025 Investor Note	-	(34,007,466)	(34,007,466)
Sale of bitcoin (3)	-	(59,120,684)	(59,120,684)
Disbursements of bitcoin (1)	(1,958,815)	-	(1,958,815)
Transfers of bitcoin from investment treasury	650,320	(650,320)	-
Remeasurement gain (loss) on bitcoin (4)	(2,808,843)	(28,524,298)	(31,333,141)
Bitcoin held at June 30, 2026	$4,504,290	$11,356,023	$15,860,313

(1) Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations or to satisfy other current obligations.

(2) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 9 for additional details.

(3) Proceeds from the sale of bitcoin during the six months ended June 30, 2026 were used to pay off the June 2025 Amended Investor Note, repay in full the outstanding balance under the Company's Credit Facility (as defined below), and fund unrestricted cash for general corporate purposes. Refer to Note 9 for additional details.

(4) The remeasurement loss of $1.0 million recognized on the digital assets balances for the three months ended June 30, 2026 consisted of a realized loss of $4.4 million and an unrealized gain of $3.4 million. The remeasurement gain of $38.9 million recognized on the digital assets balance for the three months ended June 30, 2025 consisted of a realized gain of $0.6 million and an unrealized gain of $38.3 million.

The remeasurement loss of $31.3 million recognized on the digital assets balances for the six months ended June 30, 2026 consisted of a realized gain of $0.2 million and an unrealized loss of $31.5 million. The remeasurement gain of $22.3 million recognized on the digital assets balance for the six months ended June 30, 2025 consisted of a realized gain of $1.1 million and an unrealized gain of $21.2 million.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid interest	$-	$542,065
Prepaid expenses	1,680,529	1,636,223
Other receivables	161,141	200,034
Interest receivable	72,311	6,362
Total	$1,913,981	$2,384,684

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

6. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2025	$8,569,651
Rewards earned by customers	1,464,921
Reward fulfillments (1)	(1,489,430)
Expired rewards	(146,492)
Remeasurement (gain) loss on customer rewards liability	970,648
Balance at June 30, 2025	$9,369,298
Rewards earned by customers	1,185,157
Reward fulfillments (1)	(1,793,929)
Expired rewards	(118,516)
Remeasurement (gain) loss on customer rewards liability	(1,769,141)
Balance at December 31, 2025	$6,872,869
Rewards earned by customers	837,253
Reward fulfillments (1)	(869,038)
Expired rewards	(83,725)
Remeasurement (gain) loss on customer rewards liability	(2,253,069)
Balance at June 30, 2026	$4,504,290

(1) Rewards fulfillments represent amounts that were distributed to customers to fulfill customer rewards obligations.

7. RELATED PARTIES

During the six months ended June 30, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund LP ("SATS"), pursuant to which SATS purchased a senior unsecured promissory note in the principal amount of $13.0 million (the "February 2026 Investor Note"), and the Company issued 520,000 shares of the Company's Common Stock as additional consideration (the "Initial Commitment Shares"). Concurrently, the Company repaid the outstanding March 2025 Investor Note by transferring 500 bitcoin to SATS. Refer to Note 9 for further details. As SATS is a private investment fund raised and managed by Ten31, LLC, an affiliate of Dr. Jonathan Kirkwood, a member of Fold's Board of Directors, these actions constituted related party transactions and were approved by our Audit Committee.

8. SAFEs

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

During the three and six months ended June 30, 2025, the Company recognized an increase in the SAFE liability of $0 million and $6.5 million, respectively, related to fair value remeasurements prior to conversion. As of June 30, 2026 and December 31, 2025, no SAFEs remained outstanding.

9. DEBT AND FINANCING ARRANGEMENTS

Convertible notes and warrants

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The June 2025 Amended Investor Note

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	June 30, 2026	December 31, 2025
June 2025 Amended Investor Note	-	20,000,000
Convertible debt, gross	$-	$20,000,000
Less:
Debt issuance costs, net of amortization	-	90,260
Add:
Amended debt premium, net of amortization	-	1,559,935
Convertible debt, net	$-	$21,469,675
Less: Current portion of long-term debt	-	-
Amended December 2024 convertible note, net - long-term	$-	$21,469,675

In December 2024, Fold Predecessor entered into a Securities Purchase Agreement (the “December 2024 SPA”) with an institutional investor for the sale of a Senior Secured Convertible Note (the "December 2024 Initial Investor Note"). On June 16, 2025, the Company amended the December 2024 SPA, which was accounted for as an extinguishment of the December 2024 Initial Investor Note and issuance of a new debt instrument (the "June 2025 Amended Investor Note") with a principal amount of $20.0 million, a conversion price of $9.00 per share, and a stated interest rate of 12% per annum. In connection with the June 2025 extinguishment, the Company recognized a loss on extinguishment of debt of $9.6 million during the year ended December 31, 2025. The Series A and Series C warrants remain outstanding and are classified within stockholders' equity. Refer to Note 10 for further information.

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

Total interest expense recognized related to the June 2025 Amended Investor Note for the three months ended and six months ended June 30, 2026, prior to extinguishment, was nominal. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the three months ended June 30, 2025 was $0.6 million, comprised of contractual interest expense of $0.6 million and $0 million of amortization of the debt premium and debt issuance costs. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the six months ended June 30, 2025 was $1.3 million, comprised of contractual interest expense of $1.3 million and $0 million of amortization of the debt premium and debt issuance costs.

The March 2025 Investor Note

	June 30, 2026	December 31, 2025
March 2025 Investor Note	$-	$46,279,500
Fair value adjustment	-	928,056
March 2025 investor note - related party	$-	$47,207,556

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

On February 26, 2026, the Company repaid and extinguished the March 2025 Investor Note by transferring the 500 bitcoin held as collateral against this note to the investor. Prior to extinguishment, the Company remeasured the note to fair value, recognizing a gain of $13.2 million during the six months ended June 30, 2026, which brought the carrying value to approximately $34.0 million, approximating the fair value of the bitcoin transferred. During the three months ended and six months ended June 30, 2025, the Company recorded a $5.3 million loss and $0.9 million gain due to changes in fair value of the March 2025 Investor Note. The Company accounted for the repayment as an extinguishment of debt in accordance with ASC 470. As the fair value of the note approximated the value of the consideration transferred, no gain or loss on extinguishment was recognized. The Company recognized a $0.2 million loss on extinguishment related to unamortized prepaid interest remaining as of the extinguishment date.

Total interest expense recognized related to the March 2025 Investor Note for the six months ended June 30, 2026 was $0.3 million. Total interest expense recognized related to the March 2025 Investor Note for the three and six months ended June 30, 2025 was $0.5 million and $0.7 million, respectively. The March 2025 Investor Note accrued interest at 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share.

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

During the six months ended June 30, 2026, the Company borrowed an additional $10.0 million under the Credit Facility pursuant to Loan Utilization Request #3 under the Amendment. On June 3, 2026, the Company repaid in full the $20.0 million of outstanding principal balance under the Master Loan Agreement with cash received from the sale of bitcoin. Of the 430 bitcoin previously pledged as collateral under the Credit Facility, 281 bitcoin were sold to repay in full the $20.0 million outstanding balance, and the remaining 149 bitcoin of excess collateral were returned to the Company's unrestricted Investment Treasury.

As of June 30, 2026, the outstanding principal balance under the Master Loan Agreement was $0 million, and no bitcoin is being held as collateral under this Credit Facility. As of December 31, 2025, the outstanding principal balance under the Master Loan Agreement was $10.0 million, secured by 200 bitcoin. The Company classified the outstanding balance as a current liability as of December 31, 2025. Total interest expense related to the Two Prime Credit Facility was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively. There was no comparable activity for the three or six months ended June 30, 2025. The Company was in compliance with all collateral maintenance requirements as of the date of extinguishment and December 31, 2025.

February 2026 Investor Note

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

In connection with the issuance of the February 2026 Investor Note, the Company issued 520,000 shares of its Common Stock (the “Initial Commitment Shares”). The Company determined the Initial Commitment Shares represent freestanding equity instruments. The fair value of the Initial Commitment Shares was $0.8 million on the issuance date. After allocating proceeds to the bifurcated derivative liability and the Initial Commitment Shares, the residual proceeds were allocated to the debt host in accordance with ASC 470. The Company has registered on a Form S-3 the Initial Commitment Shares and an additional 520,000 shares that could be issued to SATS upon renewal of the promissory note in accordance with the terms of a Registration Rights Agreement by and between the Company and SATS entered into on February 25, 2026.

The February 2026 Investor Note includes mandatory repayment triggers that require prepayment in increments of 25% to 100%, without penalty, upon the occurrence of specified bitcoin price thresholds between $37 thousand and $45 thousand, measured using volume-weighted average prices over specified time periods. The Company determined that these provisions represent an embedded derivative that is not clearly and closely related to the debt host and meets the definition of a derivative instrument under ASC 815. Accordingly, the Company bifurcated the embedded derivative and recorded it as a separate liability at fair value, with subsequent changes in fair value recognized in earnings. The fair value of the embedded derivative was a nominal amount as of June 30, 2026. Other embedded features, including change-of-control and term extension provisions, were determined not to require bifurcation. Refer to Note 14 for further information regarding the fair value measurement of the bifurcated derivative.

Total interest expense recognized related to the February 2026 Investor Note for the three months ended June 30, 2026 was $0.6 million, comprised of $0.3 million of contractual interest and $0.3 million of amortized debt discount. For the six months ended June 30, 2026 total interest expense was $0.7 million, comprised of $0.4 million of contractual interest and $0.3 million of amortized debt discount.

The February 2026 Investor Note provides for certain events of default. In connection with an event of default, SATS may declare all outstanding principal, accrued and unpaid interest, and other amounts payable to be immediately due and payable. The Company is also subject to certain customary affirmative and negative covenants, including a restriction on the incurrence of additional indebtedness above a specified threshold. As of June 30, 2026, the Company was in compliance with all covenants and there have been no events of default during the period.

10. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of Common Stock at a par value of $0.0001 per share. As of June 30, 2026, the Company had 55.4 million shares of Common Stock issued and 55.0 million shares of Common Stock outstanding. As of December 31, 2025, the Company had 48.5 million shares of Common Stock issued and 48.4 million shares of Common Stock outstanding. Any dividends declared on Common Stock will be subordinated to dividends on any outstanding preferred shares. Holders of Common Stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, the Company had no shares of convertible preferred stock issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2025 Employee Share Purchase Plan

Effective as of the Merger, the Board of Directors adopted the Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 1,216,254 shares of the Company's Common Stock were initially reserved for issuance; such amount increases annually pursuant to an evergreen provision within the ESPP by a number of shares equal to 1% of the shares of Common Stock outstanding as of the end of the fiscal year. The ESPP allows eligible employees to purchase shares of Common Stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or offering limitations. On August 1, 2025, the Compensation Committee of the Board of Directors (the "Compensation Committee") approved a series of successive offerings under the ESPP, each consisting of consecutive six-month offering periods. Our initial offering period began on September 1, 2025 and ended on February 28, 2026. A new offering period commenced on March 1, 2026. Subsequent offering periods will automatically commence every six months thereafter, unless cancelled or modified.

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

As of June 30, 2026, employee payroll deductions had begun for the new offering period commencing March 1, 2026. The purchase date for the initial offering period occurred on February 28, 2026, at which time approximately 57,485 shares of Common Stock were purchased by eligible employees at a purchase price of $1.27 per share, representing 85% of the lower of the fair market value of Common Stock on the enrollment date or the purchase date. Total stock-based compensation expense recognized in connection with the ESPP was nominal for the six months ended June 30, 2026.

2025 Equity Line of Credit

On June 16, 2025, the Company entered into the Facility and a Registration Rights Agreement, each with SZOP Opportunities I LLC ("SZOP"). Pursuant to the Facility, the Company has the right to sell to SZOP up to the lesser of (i) $250.0 million of newly issued Fold Common Stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Facility), from time to time during the 24-month term of the Facility. The execution and timing of sales of Common Stock pursuant to the Facility are solely at the option of the Company, and the Company is under no obligation to sell any securities to SZOP under the Facility. The total number of shares to be sold to the investor is limited to the extent that the shares would not result in SZOP and its affiliates having shares in excess of the beneficial ownership limitation of 9.99%. The purchase price of shares sold to SZOP will be equal to 97% or 92% of the volume weighted average price on the trading day the shares are put to SZOP with a Regular Advance Notice or an Accelerated Advance Notice, respectively (in each case as defined in the Facility). The Company determined that the right to sell shares of the Company’s Common Stock to SZOP pursuant to the Facility represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one to two business days. The Company began delivering Advance Notices (as defined in the Facility) under the Facility in September 2025. During the three and six months ended June 30, 2026, the Company sold 4.23 million and 4.40 million shares of Common Stock to SZOP, respectively, pursuant to the Facility for gross proceeds of $2.9 million and $3.2 million. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.2 million of amortization related to deferred issuance costs, respectively.

11. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold Predecessor historically granted Restricted Stock Awards ("RSAs") and Restricted Stock Units (“RSUs”) under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted the 2025 Incentive Award Plan (the "2025 Equity Plan") and the ESPP which became effective immediately on the date of the Merger. See Note 10 for further information regarding the Company's ESPP. Collectively, the 2019 Equity Plan and 2025 Equity Plan are referred to as the "Equity Plans".

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

under the 2019 Equity Plan as of the Closing and which, following the Closing, became available for grant under the 2025 Equity Plan, were initially reserved under the 2025 Equity Plan.

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, RSAs, Stock Appreciation Rights, RSUs, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and unsecured right to receive shares of Common Stock (or cash or a combination of shares of Common Stock and cash, as determined in the sole discretion of the Board) upon settlement of the Award. RSAs are Awards of restricted shares of Company Common Stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of June 30, 2026, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plans.

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

The Company recognized $1.7 million and $3.4 million of share-based compensation expense for the three and six months ended June 30, 2026, respectively. The Company recognized $1.7 million and $6.9 million of share-based compensation expense for the three and six months ended June 30, 2025, which included $4.4 million of share-based compensation expense that was immediately recognized due to the performance condition being satisfied on February 14, 2025. There was $14.1 million of unrecognized share-based compensation expense related to unvested awards as of June 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 2.86 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded no share-based compensation expense for the six months ended June 30, 2026 and 2025, respectively. There was no unrecognized compensation expense related to RSAs as of June 30, 2026 or December 31, 2025. There were no additional RSAs granted during the six months ended June 30, 2026 or June 30, 2025.

Determination of fair value

The initial value of the Awards on the dates that the RSUs and RSAs were granted was determined based on the underlying value of Fold Predecessor’s Common Stock. As securities of a private company, the Fold Predecessor's Common Stock was valued by performing an enterprise valuation using a guideline public company market approach method. This method leverages an analysis of publicly traded peers to develop relevant market multiples and ratios applied to the Company’s historical and expected cash flows. As a public company, the fair value of our Common Stock is determined on the grant date using the closing price of our Common Stock, which is traded on the Nasdaq Capital Market.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the six months ended June 30, 2026 and 2025:

	RSUs	RSAs
Shares nonvested at January 1, 2026	3,590,873	-
Granted	2,843,562	-
Vested	(1,180,940)	-
Forfeited	(68,862)	-
Shares nonvested at June 30, 2026	5,184,633	-

	RSUs	RSAs
Shares nonvested at January 1, 2025	2,098,620	17,270
Granted	3,064,628	-
Vested	(1,565,160)	(17,270)
Forfeited	(38,034)	-
Shares nonvested at June 30, 2025	3,560,054	-

12. COMMITMENTS AND CONTINGENCIES

401(k) Plan

We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended June 30, 2026 and 2025, we recorded a nominal amount of expense related to the 401(k) plan, which is included in compensation and benefits in the accompanying statements of operations. For the six months ended June 30, 2026 and 2025, we recorded $0.1 million and $0.1 million of expense related to the 401(k) plan, which is included in compensation and benefits in the accompanying statements of operations.

Litigation

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) sought avoidance and recovery of alleged preferential transfers.

On June 30, 2026, the Company entered into a settlement agreement with the PCT Litigation Trust, without any admission of liability by the Company. Under the terms of the settlement, the Company agreed to pay 23.5 bitcoin in full and final satisfaction of the claims asserted, with payment due within 30 days of the agreement's effective date. The PCT Litigation Trust agreed to dismiss its proceeding against us with prejudice upon receipt of payment, and the parties provided each other with mutual releases. As of June 30, 2026, the Company recorded an accrued liability of approximately $1.4 million, representing the U.S. dollar value of the settlement payment based on the closing price of bitcoin as of the agreement's execution date, consistent with the valuation methodology specified in the settlement agreement. Subsequent to June 30, 2026, on July 6, 2026, the Company remitted 23.5 bitcoin to the PCT Litigation Trust in satisfaction of the accrued liability described above.

From time to time, the Company may be subject to, or pursue, other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our condensed consolidated financial position, liquidity, capital resources, or results of operations.

13. INCOME TAXES

During the three and six months ended June 30, 2026, the Company had net losses before income taxes of $9.7 million and $38.8 million, respectively, and a nominal amount of income tax expense. During the three and six months ended June 30, 2025, the Company had net

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

income and net losses before income taxes of $13.4 million and $35.4 million, respectively, and a nominal amount of income tax expense. For the three and six months ended June 30, 2026 and 2025, the Company recognized income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes.

As of June 30, 2026, the Company has federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Section 382 imposes an annual limitation on the amount of taxable income that can be offset by NOLs following a greater than 50% ownership change by 5% shareholders over a rolling three-year period. As of June 30, 2026, the Company has not completed a study to assess Section 382. Until this analysis is complete, no assurance can be given that the Company will be able to fully utilize its NOL carryforwards. If a limitation is determined to apply, it could materially impact the Company’s ability to offset future taxable income and reduce future cash tax obligations. The Company will update this disclosure in future filings as more information becomes available.

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

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$15,860,313	$15,860,313	$-	$-
Total assets	$15,860,313	$15,860,313	$-	$-

Liabilities:
Customer rewards liability	$4,504,290	$-	$-	$4,504,290
February 2026 Investor Note - embedded derivative	85,214	-	-	85,214
Total liabilities	$4,589,504	$-	$-	$4,589,504

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$140,531,660	$140,531,660	$-	$-
Total assets	$140,531,660	$140,531,660	$-	$-

Liabilities:
Customer rewards liability	$6,872,869	$-	$-	$6,872,869
March 2025 Investor Note	47,207,556	-	-	47,207,556
Total liabilities	$54,080,425	$-	$-	$54,080,425

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, and deferred revenue approximate their fair values due to their short-term nature.

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of June 30, 2026 and December 31, 2025.

Customer rewards liability

The customer rewards liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of June 30, 2026 and December 31, 2025, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended June 30, 2026 and 2025 was 10%.

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

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Convertible Note
Balance at January 1, 2025	$-
Additions	46,279,500
Fair value adjustment - day one loss on issuance of debt	12,753,994
Fair value adjustment - change in fair value	(910,243)
Balance at June 30, 2025	$58,123,251
Fair value adjustment - change in fair value	(10,915,695)
Balance at December 31, 2025	$47,207,556
Fair value adjustment - change in fair value	(13,200,089)
Settlement - delivery of 500 bitcoin	(34,007,467)
Balance at June 30, 2026	$-

Embedded Derivative

The fair value of the bifurcated derivative liability associated with the February 2026 Investor Note (refer to Note 9) was determined using a Monte Carlo simulation model, which requires the use of several inputs and significant assumptions, including the risk-free rate, bitcoin price volatility, the Company's enterprise value volatility, and the correlation between bitcoin returns and the Company's enterprise value returns.

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

15. CUSTODY OF DIGITAL ASSETS

We provide custody services on behalf of our customers through an unrelated third-party service provider, who is a qualified custodian. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodian used by Fold holds our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the six months ended June 30, 2026 or year ended December 31, 2025.

The fair value of customer digital assets held by our qualified custodian totaled $16.8 million and $21.3 million at June 30, 2026 and December 31, 2025, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $16.8 million and $21.3 million at June 30, 2026 and December 31, 2025, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at June 30, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

16. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding adjusted for the dilutive effect of all potential shares of Common Stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

As described in Note 1, the Company consummated the Merger on February 14, 2025. The Company accounted for the Merger as a reverse recapitalization. Net income (loss) per share calculations for all periods prior to the Merger have been retrospectively adjusted by the Exchange Ratio for the equivalent number of shares of Common Stock outstanding immediately after the Merger to effect the reverse recapitalization. The Exchange Ratio was calculated as the quotient of (a) the Aggregate Merger Consideration, divided by (b) the number of shares of Fold Fully Diluted Capital Stock as defined in the Merger Agreement. Subsequent to the Merger, net income (loss) per share is calculated based on the weighted average number of shares of Common Stock outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)
Net income (loss) attributable to common stockholders, basic	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic	51,825,321	46,503,358	50,746,857	36,062,784
Net income (loss) per share attributable to common stockholders, basic	$(0.19)	$0.29	$(0.76)	$(0.98)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)
Net loss attributable to common stockholders, diluted	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)

Denominator:
Weighted-average shares used to compute net income (loss) per share, diluted	51,825,321	46,503,358	50,746,857	36,062,784
Weighted-average effect of potentially dilutive shares:
Non-vested restricted stock units	-	1,057,758	-	-
Weighted-average shares used to compute net income (loss) per share, diluted	51,825,321	47,561,116	50,746,857	36,062,784
Net income (loss) per share attributable to common stockholders, diluted	$(0.19)	$0.28	$(0.76)	$(0.98)

The following potential Common Stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted stock units (1)	5,184,633	-	5,184,633	3,560,054
Convertible notes (2)	-	5,924,582	-	5,924,582
Investor warrants (3)	15,099,378	15,099,378	15,099,378	15,099,378
Employee stock purchase plan (4)	45,900	-	31,569	-
Total anti-dilutive securities	20,329,911	21,023,960	20,315,580	24,584,014

(1)
Potentially dilutive securities attributable to outstanding unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect of the incremental Common Stock would be anti-dilutive and are therefore excluded from the loss per share calculation.
(2)
The June 2025 Amended Note contained a conversion feature that allowed the investor the option to convert the June 2025 Amended Note in exchange for 2,222,222 shares of Common Stock. The March 2025 Investor Note contained a conversion feature that allowed the investor the option to convert in exchange for 3,702,260 shares of Common Stock. The effect of the incremental Common Stock issuable upon a conversion of these notes was anti-dilutive based on Fold's average share price for the three and six months ended June 30, 2026 and was therefore excluded from the loss per share calculation.
(3)
As of June 30, 2026 and 2025, the Company had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A and 869,565 Series C Warrants, at an exercise price of $12.50 and $9.00, respectively; and (3) 925,590 March 2025 Warrants outstanding at an exercise price of $15.00. These warrants are considered anti-dilutive based on Fold's average share price for the three and six months ended June 30, 2026 and are therefore excluded from the income (loss) per share calculation.
(4)
Potentially dilutive securities attributable to the employee stock purchase plan are excluded from the calculation of diluted shares outstanding as of June 30, 2026. The effect of the incremental Common Stock would be anti-dilutive and therefore excluded from the loss per share calculation.

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements through August 11, 2026, the date the financial statements were issued. Where applicable, the notes to these financial statements have been updated to discuss significant subsequent events which have occurred.

Additionally, the Company identified the following subsequent events for disclosure:

The Board has approved seeking stockholder approval for a reverse stock split with a possible ratio from 2-for-1 to 50-for-1, with the exact ratio to be determined by the Board at a later date, and with the Board retaining the discretion to decide not to pursue a reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business overview

Fold Holdings, Inc. is a financial services company that operates across both U.S. dollars and bitcoin, and is designed to connect these systems in a seamless manner. Fold’s consumer offerings include an FDIC-insured checking account, a Visa debit card (the "Fold Debit Card"), a Visa credit card (the "Fold Credit Card"), bill payment services, a bitcoin gift card, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees and insured custody. By integrating both dollars and bitcoin across traditional financial services, the Company aims to act as a key point of entry for consumers to engage with and integrate bitcoin into their everyday lives. The Company's products and services are available in the United States through the Fold App.

Since Fold was founded, we have sought to be a pioneer in bitcoin consumer financial services. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin trading and custody product and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In May 2025, we released the Bitcoin Gift Card, one of the first of its kind to appear in physical retail networks across the country. In January 2026, we introduced the Employee Bitcoin Bonus program, which allows employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. In March 2026, we launched our bitcoin rewards credit card (the "Fold Credit Card") in partnership with Stripe and Visa. We expect to continue to innovate in the bitcoin consumer financial services space over the coming years.

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

Recent developments

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (“Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, working capital and general corporate purposes. If and when the Company elects to sell shares of Common Stock to the investor pursuant to the Facility, the investor may resell all, some or none of such shares of Common Stock in its discretion and at prices subject to the terms of the Facility. Actual sales of shares of Common Stock under the Facility will depend on a variety of factors to be determined by the Company from time to time, which may include, without limitation, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for its business and operational needs. The Facility terminates automatically on June 16, 2027 with an option for early termination by the Company. As of June 30, 2026, the Company had sold 5.82 million shares of Common Stock pursuant to the Facility for gross proceeds of $7.5 million, and recognized $0.2 million of amortization related to deferred issuance costs. Refer to Note 10 for further information.

In January 2026, we introduced the Employee Bitcoin Bonus program, which allows participating employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. Revenue and operating results from the Employee Bitcoin Bonus program were not material during the six months ended June 30, 2026.

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

On February 26, 2026, the Company repaid and extinguished the March 2025 Investor Note by transferring the 500 bitcoin held as collateral in full satisfaction of all outstanding obligations thereunder. On February 27, 2026, the Company repaid the June 2025 Amended Investor Note with a cash payment of $27.5 million. Following these transactions, the Company no longer has any outstanding convertible notes. Refer to Note 9 for further information regarding these transactions.

In March 2026, we launched the Fold Credit Card on a limited basis, and we plan to continue to roll out this card to a larger customer base over the coming quarters. Revenue from the credit card program was not material during the six months ended June 30, 2026.

In June 2026, the Company sold approximately 632 bitcoin from its Investment Treasury for proceeds of $44.7 million, of which $20.0 million was used to repay in full the outstanding balance under the Company's revolving credit facility with Two Prime Lending Limited (the "Credit Facility"), and the remaining $24.7 million was retained as unrestricted cash for general corporate purposes. As of June 30, 2026, no amounts were outstanding under the Credit Facility and no bitcoin was held as collateral. Refer to Note 9 for further information.

On July 14, 2026, the Company received a deficiency from Nasdaq indicating the Company is out of compliance with Nasdaq Rule 5550(a)(2), which requires the Company's minimum bid price to remain at least $1.00 per share. Accordingly, the Board has authorized management to seek shareholder approval for a reverse stock split to cure the deficiency, as described further in Note 17 to the Financial Statements.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. We intend to continue to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we have successfully launched several new product lines during the last twelve months: (1) the Fold Bitcoin Gift Card, (2) the Employee Bitcoin Bonus program, and (3) the Fold Credit Card. We expect these products to continue to expand to more users and to collectively drive higher volumes, revenues, and margins, and we also expect them to both drive new user acquisition and contribute to deeper engagement within the Fold ecosystem. Over the course of the next few quarters we will continue to explore opportunities to add new consumer financial services that complement and enhance our current offerings.

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

While we expect our existing products to benefit from this growth strategy, we also expect new products like the Fold Credit Card, the Fold Bitcoin Gift Card, and the Employee Bitcoin Bonus program to create synergies across product lines and attract new users who are looking for a more comprehensive suite of financial products.

Bitcoin treasury strategy

As of June 30, 2026, we held approximately 271 BTC in our bitcoin treasury which had a market value of $15.9 million on June 30, 2026, which was approximately $58.5 thousand per bitcoin.

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

	June 30, 2026	December 31, 2025
Rewards treasury (USD)	$4,504,290	$6,872,869
Investment treasury (USD)	11,356,023	133,658,791
Total bitcoin treasury (USD)	$15,860,313	$140,531,660

	June 30, 2026	December 31, 2025
Rewards treasury (BTC)	77	79
Investment treasury (BTC)	194	1,527
Total bitcoin treasury (BTC)	271	1,606

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

In February 2026, the Company sold 200 bitcoin for $14.4 million, or approximately $71.9 thousand per bitcoin, and repaid the March 2025 Investor Note by returning the 500 bitcoin that were previously reserved as collateral against that note. In June 2026, the Company sold 632 bitcoin for $44.7 million, or approximately $70.8 thousand per bitcoin, of which $20.0 million of the proceeds was used to repay in full the outstanding balance under the Credit Facility. As of June 30, 2026, no amounts were outstanding and no bitcoin was held as collateral under the Credit Facility. Refer to Note 9 for further information regarding these financing transactions. We may execute additional bitcoin sales based on market conditions and business requirements as part of our treasury management operations.

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

During the three months ended June 30, 2026, we added over 1,000 Verified Accounts, bringing total Verified Accounts to over 87,000.

Transaction Volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat (“USD”) and bitcoin (“BTC”) transaction volumes. We consider Transaction Volume a key operating metric as the majority of our revenues are derived from these volumes.

From inception through June 30, 2026, Fold processed over $3.8 billion in Transaction Volume through our platform. For the three months ended June 30, 2026, we averaged nearly $55 million in Transaction Volume per month.

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

Custody and trading revenue

As of June 30, 2026, Fold partnered with BitGo Bank & Trust, National Association (f/k/a BitGo Trust Company, Inc.), a federally chartered national trust bank (“BitGo”) (our “Exchange Provider”) to offer eligible customers the ability to buy, sell, store, insure, and withdraw bitcoin using the Fold App via an “Exchange Account.” Fold earns revenue on these transactions via a combination of transaction fees and transaction spreads. Spreads on trades include two components: (1) spreads charged by our Exchange Provider, which include any spreads passed on by their liquidity providers, and (2) Fold’s spread. For customers that do not have a Fold+ subscription, Fold also adds a transaction fee to certain buy and sell transactions as outlined in our terms and conditions, which can change from time to time. Transaction fees are stated as a percentage of the purchase or sale amount (i.e. 1.5%).

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

Additionally, for the three and six months ended June 30, 2026, revenues from the Fold Credit Card are included within this revenue line, as that product has launched on a limited basis and related revenues are not yet material to our business. As the Fold Credit Card program grows, we expect to present its revenues as a separate revenue category in future periods.

Revenue Rewards

Users can earn bitcoin rewards by engaging in qualifying revenue-generating activities. "Revenue Rewards" are defined as rewards that are earned in direct relation to a qualifying spend transaction, such as spending on the Fold Debit Card, spending on the Fold Credit Card, purchasing bitcoin, purchasing merchant offers, and so on. "Marketing Rewards" are defined as rewards that are earned for behaviors unrelated to qualifying spend transactions such as sign-up bonuses, referral bonuses, spinning the daily spin wheel, etc. For accounting purposes, any reward that derives from a transaction where Fold receives revenue constitutes a Revenue Reward, whereas all other rewards constitute Marketing Rewards. Marketing Rewards are recorded as a marketing expense within operating expenses.

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

All rewards are earned immediately upon the performance of a qualifying action by the user, but not all rewards are immediately available for redemption. The redemption criteria for rewards varies by the type of qualifying action or transaction as outlined in the terms and conditions of the Fold Rewards Program. For example, rewards earned on the daily spin wheel are available for redemption immediately, while rewards earned via certain qualifying spend transactions on the Fold Debit Card and Fold Credit Card are subject to a 30-day settlement period before becoming available for redemption, a policy that is in place to prevent fraudulent activities.

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

Legal settlements

Legal settlement expenses consist of costs associated with the settlement of litigation matters. These costs are non-recurring and do not relate to core ongoing operations.

Convertible note issuance costs and fees

Convertible note issuance costs and fees relate to the March 2025 SPA including the March 2025 Warrants and Closing Shares.

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

Other income

Other income primarily consists of interest income earned on cash and cash equivalents and changes in the fair value of various instruments that are not material to our business.

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

Results of operations for the three months ended June 30, 2026 and 2025

Results of operations

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues, net	$6,089,909	$8,175,926	$(2,086,017)	-26%

Operating expenses
Banking and payments costs	5,108,245	7,682,621	(2,574,376)	-34%
Custody and trading costs	739,039	142,811	596,228	417%
Compensation and benefits	3,790,067	3,676,657	113,410	3%
Marketing expenses	728,338	620,923	107,415	17%
Professional fees	1,255,832	1,270,345	(14,513)	-1%
Amortization expense	173,985	106,837	67,148	63%
(Gain) loss on customer rewards liability	(745,598)	2,071,505	(2,817,103)	-136%
(Gain) loss on digital assets - rewards treasury	1,119,388	(2,334,677)	3,454,065	-148%
Other selling, general and administrative expenses	1,689,247	1,264,422	424,825	34%
Total operating expenses	13,858,543	14,501,444	(642,901)	-4%
Operating loss	(7,768,634)	(6,325,518)	(1,443,116)	23%

Other income (expense)
Gain (loss) on digital assets - investment treasury	105,167	36,582,224	(36,477,057)	-100%
Change in fair value of convertible note	-	(5,309,608)	5,309,608	-100%
Legal settlements	(1,374,828)	-	(1,374,828)	NM(i)
Loss on extinguishment of debt	-	(9,612,199)	9,612,199	-100%
Interest expense	(921,881)	(1,974,849)	1,052,968	-53%
Other income	308,619	66,398	242,221	365%
Other income (expense), net	(1,882,923)	19,751,966	(21,634,889)	-110%

Net income (loss) before income taxes	(9,651,557)	13,426,448	(23,078,005)	-172%
Income tax expense (benefit)	-	881	(881)	-100%
Net income (loss)	$(9,651,557)	$13,425,567	$(23,077,124)	-172%

(i) Not meaningful ("NM")

Revenue

	Three Months Ended June 30,
Revenue stream	2026	2025	$ Change	% Change
Banking and payments revenues	$5,293,820	$7,921,556	$(2,627,736)	-33%
Custody and trading revenues	772,379	$241,600	530,779	220%
Other revenues	27,685	$36,116	(8,431)	-23%
Less: Sales returns and allowances	(3,975)	$(23,346)	19,371	-83%
Revenues, net	$6,089,909	$8,175,926	$(2,086,017)	-26%

Net revenue for the three months ended June 30, 2026 decreased by $2.1 million, or 26%, to $6.1 million, compared to the net revenue of $8.2 million for the three months ended June 30, 2025. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.4 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively.

The decrease in revenues reflects the broader downturn in digital asset markets that began in the fourth quarter of 2025 and carried into the current period. Having reached an all-time high of approximately $126,000 in early October 2025, bitcoin reversed sharply as leverage liquidations, long-term holder distributions, and macroeconomic uncertainties drove prices down toward the $88,000 range by December 2025. The drawdown extended into the second quarter of 2026, with bitcoin falling further to a low of approximately $58,000, a decline of more than 50% from the peak. This significant contraction in bitcoin valuations had a direct impact on customer activity within our platform. Specifically, for the three months ended June 30, 2026, we averaged approximately $55 million in Transaction Volume per month, compared to $57 million per month for the three months ended March 31, 2026, and $88 million per month for the three months ended June 30, 2025. Our volumes and revenue remain subject to ongoing bitcoin price volatility and broader macroeconomic conditions.

Banking and payments

The primary driver behind decreased banking and payments revenues related to merchant offers within our banking and payments business. Net revenue from merchant offers decreased 36% from $7.5 million for the three months ended June 30, 2025 to $4.8 million for the three months ended June 30, 2026. This decrease in merchant offers revenues resulted primarily from the decrease in customer volumes noted above, as well as the Company's continued optimization of its merchant offers portfolio to prioritize higher-margin offers, which reduced overall transaction volumes while improving unit economics.

Excluding merchant offers, our net banking and payments revenues for the three months ended June 30, 2026 and three months ended June 30, 2025 were $0.5 million and $0.5 million, respectively.

Custody and trading

Net revenues from custody and trading increased by approximately $0.6 million from $0.2 million for the three months ended June 30, 2025 to $0.8 million for the three months ended June 30, 2026. We believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward and are working on refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. We expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders. As of June 30, 2026, Fold supports access to users from all 50 states.

Additionally, revenues from the Fold Bitcoin Gift Card, which launched in May 2025, are included within custody and trading. Revenues from this product were $0.7 million for the three months ended June 30, 2026. The second quarter of fiscal year 2025 was the first period in which we offered this product. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in Kroger. We expect to continue to roll out this product to new distribution channels in the near term.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs decreased in relation to our decreased merchant offer volumes as noted above. Costs of sales from merchant offers decreased 36% from $7.4 million for the three months ended June 30, 2025 to $4.7 million for the three months ended June 30, 2026.

Excluding merchant offers and Visa rebates, our banking and payments costs were $0.3 million for the three months ended June 30, 2026 compared to $0.3 million for the three months ended June 30, 2025.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. While some of our custody and trading costs scale in direct proportion to our volumes and revenues, other costs, such as monthly platform fees, are fixed and do not scale with volume. Costs from the Fold Bitcoin Gift Card are also included within custody and trading, primarily consisting of bitcoin fulfillment upon redemption and processing fees. Costs associated with this product were $0.7 million for the three months ended June 30, 2026.

Compensation and benefits

Payroll expenses increased $0.1 million from $2.0 million for the three months ended June 30, 2025 to $2.1 million for the three months ended June 30, 2026, primarily due to increased headcount. Employee headcount as of June 30, 2026 was 43 employees. We do not expect to materially increase headcount in the near term.

Compensation and benefits expense for the three months ended June 30, 2026 and 2025 also included non-cash share-based compensation expense of $1.7 million and $1.7 million, respectively.

Marketing expenses

Marketing expenses were $0.7 million for the three months ended June 30, 2026 compared to $0.6 million for the three months ended June 30, 2025, respectively. As noted above, we plan to continue to invest in paid marketing and affiliate opportunities in 2026 to support the launches of our newest products, including the Fold Credit Card.

Professional fees

Professional fees remained consistent at $1.3 million for the three months ended June 30, 2026, compared to $1.3 million for the three months ended June 30, 2025.

Gain (loss) on customer rewards liability and digital assets - rewards treasury

Gain (loss) on customer rewards liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. Bitcoin price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the three months ended June 30, 2026 and 2025.

Other Selling, General and Administrative Expenses

Other Selling, General and Administrative expenses primarily consist of costs related to insurance premiums, prepaid amortization, contract labor, and other general business expenses. Total Other Selling, General and Administrative Expenses increased from $1.3 million for the three months ended June 30, 2025 to $1.7 million for the three months ended June 30, 2026. This increase was primarily driven by higher software amortization costs, contract labor including marketing related services, board compensation, and travel related expenses.

Other income (expense)

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. Bitcoin price changes were the primary driver of gains (losses) for digital assets - investment treasury for the three months ended June 30, 2026 and 2025, with the magnitude of these amounts also affected by the lower bitcoin balance held in the Investment Treasury following the Company's bitcoin sales during the period.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. During the three months ended June 30, 2025, the Company incurred a loss of $5.3 million due to the change in the fair value of the convertible note.

Legal settlement expenses of $1.4 million during the three months ended June 30, 2026 consist of costs associated with the PCT Litigation Trust settlement. These costs are non-recurring and do not relate to core ongoing operations.

For the three months ended June 30, 2025, we incurred a loss on extinguishment of debt of $9.6 million in the condensed statement of operations, which comprised of expensing the original debt's unamortized debt discount of $5.8 million, expensing the original debt's unamortized debt issuance costs of $1.4 million, recording the amended debt premium of $2.0 million and recognizing $0.5 million of additional paid-in capital due to the change in the fair value of the Series C warrants due to the change in exercise price.

For the three months ended June 30, 2026, we incurred interest expense of $0.3 million related to the Credit Facility and $0.6 million related to the February 2026 Investor Note, which includes amortization expense related to the debt discount. For the three months ended June 30, 2025, we incurred interest expense of $0.6 million for the June 2025 Amended Investor Note and $0.5 million related to the March 2025 Investor Note and amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Results of operations for the six months ended June 30, 2026 and 2025

Results of operations

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues, net	$11,682,218	$15,263,763	$(3,581,545)	-23%

Operating expenses
Banking and payments costs	9,914,619	14,441,545	(4,526,926)	-31%
Custody and trading costs	1,337,454	188,596	1,148,858	NM(i)
Compensation and benefits	7,824,334	10,134,597	(2,310,263)	-23%
Marketing expenses	996,446	1,020,721	(24,275)	-2%
Professional fees	2,923,246	3,058,850	(135,604)	-4%
Amortization expense	330,064	197,908	132,156	67%
(Gain) loss on customer rewards liability	(2,253,069)	970,648	(3,223,717)	-332%
(Gain) loss on digital assets - rewards treasury	2,808,843	(1,324,091)	4,132,934	-312%
Other selling, general and administrative expenses	3,399,228	2,400,876	998,352	42%
Total operating expenses	27,281,165	31,089,650	(3,808,485)	-12%
Operating loss	(15,598,947)	(15,825,887)	226,940	-1%

Other income (expense)
Gain (loss) on digital assets - investment treasury	(28,524,298)	20,965,072	(49,489,370)	-236%
Change in fair value of SAFEs	-	(6,503,113)	6,503,113	-100%
Change in fair value of convertible note	13,200,089	(11,843,751)	25,043,840	-211%
Convertible note issuance costs and fees	-	(9,569,109)	9,569,109	-100%
Legal settlements	(1,374,828)	-	(1,374,828)	NM(i)
Loss on extinguishment of debt	(4,005,132)	(9,612,199)	5,607,067	-58%
Interest expense	(3,195,709)	(3,246,487)	50,778	-2%
Other income	682,833	186,701	496,132	266%
Other income (expense), net	(23,217,045)	(19,622,886)	(3,594,159)	18%

Net loss before income taxes	(38,815,992)	(35,448,773)	(3,367,219)	9%
Income tax expense (benefit)	3,471	4,859	(1,388)	-29%
Net loss	$(38,819,463)	$(35,453,632)	$(3,365,831)	9%

(i) Not meaningful ("NM")

Revenue

	Six Months Ended June 30,
Revenue stream	2026	2025	$ Change	% Change
Banking and payments revenues	$10,225,033	$14,843,181	$(4,618,148)	-31%
Custody and trading revenues	1,437,573	393,455	1,044,118	265%
Other revenues	27,782	62,151	(34,369)	-55%
Less: Sales returns and allowances	(8,170)	(35,024)	26,854	-77%
Revenues, net	$11,682,218	$15,263,763	$(3,581,545)	-23%

Net revenue for the six months ended June 30, 2026 decreased by $3.6 million, or 23%, to $11.7 million, compared to the net revenue of $15.3 million for the six months ended June 30, 2025. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.7 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.

The decrease in revenues reflects the broader downturn in digital asset markets that began in the fourth quarter of 2025 and carried into the current period. Having reached an all-time high valuation of approximately $126,000 in early October 2025, bitcoin reversed sharply as leverage liquidations, long-term holder distributions, and macroeconomic uncertainties drove prices down toward the $88,000 range by December 2025. The drawdown extended into the second quarter of 2026, with bitcoin falling further to a low of approximately $58,000, a decline of more than 50% from the peak. This significant contraction in bitcoin valuations had a direct impact on customer activity within our platform. Specifically, for the six months ended June 30, 2026, we averaged approximately $56 million in Transaction Volume per month, compared to $85 million per month for the six months ended June 30, 2025. Our volumes and revenue remain subject to ongoing bitcoin price volatility and broader macroeconomic conditions.

Banking and payments

The primary driver behind decreased banking and payments revenues related to merchant offers within our banking and payments business. Net revenue from merchant offers decreased 33% from $13.9 million for the six months ended June 30, 2025 to $9.3 million for the six months ended June 30, 2026. This decrease in merchant offers revenues resulted primarily from the decrease in customer volumes noted above, as well as the Company's continued optimization of its merchant offers portfolio to prioritize higher-margin offers, which reduced overall transaction volumes while improving unit economics.

Excluding merchant offers, our net banking and payments revenues for the six months ended June 30, 2026 and six months ended June 30, 2025 were $0.9 million and $0.9 million, respectively.

Custody and trading

Net revenues from custody and trading increased by approximately $1.0 million from $0.4 million for the six months ended June 30, 2025 to $1.4 million for the six months ended June 30, 2026. We believe that custody and trading revenues will be an important growth driver for both volumes and revenues going forward. We are devoting significant time and resources to our custody and trading platform which we expect to become a significant growth driver for Fold. Specifically, we are refining our onboarding experience, our funding options, our systems architecture, and our geographic footprint where we offer this product. We expect to add support for enhanced funding options, to open our exchange product to non-Fold cardholders. As of June 30, 2026, Fold supports access to users from all 50 states.

Additionally, revenues from the Fold Bitcoin Gift Card, which launched in May 2025, are included within custody and trading. Revenues from this product were $1.2 million for the six months ended June 30, 2026. The second quarter of fiscal year 2025 was the first period in which we offered this product. This product provides customers the ability to purchase USD denominated gift cards through the Fold App, through online gift card distributors, and through brick-and-mortar retail locations across the country and redeem those gift cards for bitcoin through Fold. This product is currently available for purchase on Fold platforms, via various participating online retailers, and in physical stores throughout the country, including Kroger marketplaces. We expect to continue to roll out this product to new distribution channels throughout 2026.

Operating expenses

Banking and payments costs

Banking and payments costs include direct costs related to licensing, servicing, and processing transactions within our banking and payments products, including costs related to our Fold Debit Card and merchant offers. Banking and payments costs decreased in relation to our decreased merchant offer volumes as noted above. Costs of sales from merchant offers decreased 33% from $13.8 million for the six months ended June 30, 2025 to $9.3 million for the six months ended June 30, 2026.

Excluding merchant offers and Visa rebates, our banking and payments costs decreased to $0.5 million for the six months ended June 30, 2026 compared to $0.7 million for the six months ended June 30, 2025. This decrease was driven by decreased processing fees, card fulfillment fees and KYC costs related to new cardholder sign-ups during the six months ended June 30, 2026.

Custody and trading costs

Custody and trading costs consist primarily of licensing, servicing, and custodial fees related to our bitcoin exchange product. While some of our custody and trading costs scale in direct proportion to our volumes and revenues, other costs, such as monthly platform fees, are fixed and do not scale with volume. Costs from the Fold Bitcoin Gift Card are also included within custody and trading, primarily consisting of bitcoin fulfillment upon redemption and processing fees. Costs associated with this product were $1.2 million for the six months ended June 30, 2026.

Compensation and benefits

Payroll expenses increased $1.2 million from $3.3 million for the six months ended June 30, 2025 to $4.5 million for the six months ended June 30, 2026, primarily due to increased headcount, merit increases, and employee bonuses. Employee headcount as of June 30, 2026 was 43 employees. We do not expect to materially increase headcount in the near term.

Compensation and benefits expense for the six months ended June 30, 2026 and 2025 also included non-cash share-based compensation expense of $3.4 million and $6.9 million, respectively. The $6.9 million of share-based compensation expense for the six months ended June 30, 2025 included $4.4 million of unrecognized share-based compensation expense that was immediately recognized due to the performance condition under the 2019 Equity Plan being deemed satisfied on February 14, 2025 as a result of the Merger with FTAC Emerald. There was $14.1 million of unrecognized share-based compensation expense related to unvested awards as of June 30, 2026.

Marketing expenses

Marketing expenses were $1.0 million for the six months ended June 30, 2026 compared to $1.0 million for the six months ended June 30, 2025, respectively. As noted above, we plan to continue to invest in paid marketing and affiliate opportunities in 2026 to support the launches of our newest products, including the Fold Credit Card.

Professional fees

Professional fees decreased to $2.9 million for the six months ended June 30, 2026, compared to $3.1 million for the six months ended June 30, 2025. This decrease was driven primarily by lower fees paid to external legal counsel and third-party consultants compared to 2025 which included costs incurred to support our Merger with FTAC Emerald and financing transactions.

Gain (loss) on customer rewards liability and digital assets - rewards treasury

Gain (loss) on customer rewards liability and digital assets - rewards treasury include components of unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold for the purposes of fulfilling our customer rewards liability in the current reporting period, as well as realized gains (losses) that occur upon the fulfillment of customer rewards liabilities. Bitcoin price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the six months ended June 30, 2026 and 2025.

Other Selling, General and Administrative Expenses

Other Selling, General and Administrative expenses primarily consist of costs related to insurance premiums, prepaid amortization, contract labor, and other general business expenses. Total Other Selling, General and Administrative Expenses increased from $2.4 million for the six months ended June 30, 2025 to $3.4 million for the six months ended June 30, 2026. This increase was primarily driven by higher software amortization costs, contract labor including marketing related services, board compensation, and travel related expenses.

Other income (expense)

Gain (loss) on digital assets - investment treasury include unrealized gains (losses) resulting from the remeasurement gain or loss for the change in fair value of bitcoin held by Fold as a long-term investment. Bitcoin price changes were the primary driver of gains (losses) for digital assets - investment treasury for the six months ended June 30, 2026 and 2025, with the magnitude of these amounts also affected by the lower bitcoin balance held in the Investment Treasury following the Company's bitcoin sales during the period.

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

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The gain on the fair value of the convertible note was $13.2 million during the six months ended June 30, 2026. The net loss on the fair value of the convertible note of $11.8 million during the six months ended June 30, 2025 is comprised of a $12.7 million day one loss on the issuance of debt offset by a $0.9 million gain on the change in fair value.

Convertible note issuance costs and fees relate to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the six months ended June 30, 2025.

Legal settlement expenses of $1.4 million during the six months ended June 30, 2026 consist of costs associated with the PCT Litigation Trust settlement. These costs are non-recurring and do not relate to core ongoing operations.

Interest expense relates to amortization of the December 2024 Investor Note discount and issuance costs, June 2025 Amended Investor Note premium and issuance costs, March 2025 Investor Note, interest expense related to the February 2026 Investor Note and interest expense related to the Credit Facility. For the six months ended June 30, 2026, we incurred a nominal amount of interest expense related to the amortization of debt premium and debt issuance costs related to the March 2025 Investor Note prior to extinguishment, $2.4 million of special interest expense related to the early prepayment of the June 2025 Amended Investor Note, $0.5 million related to the Credit Facility, and $0.7 million related to the February 2026 Investor Note. For the six months ended June 30, 2025, we incurred interest expense of $1.3 million for the December 2024 Investor Note, $0.7 million for the March 2025 Investor Note and amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to net income (loss) and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) to monitor the financial health of our business. Adjusted EBITDA is defined as net loss, excluding (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) share-based compensation, (v) remeasurement gains and losses such as fair value remeasurements on our digital assets, convertible notes, and SAFE notes, (vi) impairments, restructuring charges, and business acquisition- or disposition-related expenses that we believe are not indicative of our core operating results and (vii) legal settlement expenses associated with unusual or non-recurring litigation matters that we believe are not indicative of our core operating results. This non-GAAP financial information has limitations as an analytical tool when assessing our operating performance, is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

During the three and six months ended June 30, 2026, we added legal settlement expenses as a new category of adjustment to Adjusted EBITDA, related to the settlement of a preference claim asserted in connection with the bankruptcy of a third-party platform. The claim did not allege, and the settlement did not involve any admission of, wrongdoing or misconduct by the Company. This matter is not expected to recur, and we believe its exclusion provides a more comparable basis for assessing our core operating performance.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(9,651,557)	$13,425,567	$(38,819,463)	$(35,453,632)
Add:
Interest expense	921,881	1,974,849	3,195,709	3,246,487
Income tax expense (benefit)	-	881	3,471	4,859
Amortization expense	173,985	106,837	330,064	197,908
Share-based compensation expense	1,656,693	1,725,205	3,366,106	6,895,480
(Gain) loss on customer rewards liability	(745,598)	2,071,505	(2,253,069)	970,648
(Gain) loss on digital assets - rewards treasury	1,119,388	(2,334,677)	2,808,843	(1,324,091)
(Gain) loss on digital assets - investment treasury	(105,167)	(36,582,224)	28,524,298	(20,965,072)
Change in fair value of SAFEs	-	-	-	6,503,113
Change in fair value of other liabilities	(208,678)		(551,717)
Change in fair value of convertible note	-	5,309,608	(13,200,089)	11,843,751
Convertible note issuance costs and fees	-	-	-	9,569,109
Legal settlements	1,374,828	-	1,374,828	-
Loss on extinguishment of debt	-	9,612,199	4,005,132	9,612,199
Adjusted EBITDA (loss)	$(5,464,225)	$(4,690,250)	$(11,215,887)	$(8,899,241)

Adjusted EBITDA for the three months ended June 30, 2026 decreased by $0.8 million, or 17% compared to the three months ended June 30, 2025. The principal driver of decreased Adjusted EBITDA relates to (i) increased other selling, general and administrative expenses of $0.4 million related to contract labor expenses for product development and marketing; (ii) increased compensation expense, excluding share-based compensation, of $0.2 million due to increased headcount; and (iii) increased marketing expenses of $0.1 million.

Adjusted EBITDA for the six months ended June 30, 2026 decreased by $2.3 million, or 26% compared to the six months ended June 30, 2025. The principal driver of decreased Adjusted EBITDA relates to (i) increased compensation and benefits expense, excluding share-based compensation, of $1.2 million; (ii) increased other selling, general and administrative expenses of $1.0 million related to contract labor expenses for product development and marketing; and (iii) lower margin contributions across all product lines of $0.2 million. These decreases were partially offset by lower professional fees of $0.1 million.

Adjusted EBITDA (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA (loss)	$(5,464,225)	$(4,690,250)	$(11,215,887)	$(8,899,241)
Weighted-average shares used to compute basic and diluted net loss per share	51,825,321	46,503,358	50,746,857	36,062,784

Adjusted EBITDA (loss) per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.10)	$(0.22)	$(0.25)

Financial condition

Liquidity and capital resources

As of June 30, 2026, the Company had cash and cash equivalents of $28.4 million and positive working capital of $17.8 million. The Company has a history of net operating losses, including an operating loss of $7.8 million for the three months ended June 30, 2026 and $15.6 million for the six months ended June 30, 2026. The Company has an accumulated deficit of $209.8 million as of June 30, 2026. Of that amount, $98.7 million relates to historical fair value adjustments on the Company's SAFE notes which converted to Common Stock upon the closing of the Merger, $9.6 million relates to the loss on extinguishment of the December 2024 Initial Investor Note in June 2025, and $4.0 million relates to loss on extinguishment of debt recognized during the six months ended June 30, 2026.

As of June 30, 2026, the Company held 194 bitcoin in our Investment Treasury (as defined below), valued at $11.4 million based on the price of bitcoin as of that date. During February 2026, the Company sold 200 bitcoin for approximately $14.4 million, with the proceeds used in connection with the extinguishment of the June 2025 Amended Investor Note, as discussed below. During June 2026, the Company sold 632 bitcoin from its Investment Treasury for proceeds of $44.7 million, or approximately $70.8 thousand per bitcoin. From those proceeds, $20.0 million was used to repay in full the outstanding balance under the Company's Credit Facility (as defined below), and the remaining $24.7 million was retained as unrestricted cash for general corporate purposes. As of June 30, 2026, we do not have any bitcoin held as collateral and restricted from operating use.

As of June 30, 2026, we held 77 bitcoin in our Rewards Treasury (as defined below), valued at $4.5 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

The Company maintains a revolving credit facility (the "Credit Facility") with Two Prime Lending Limited ("Two Prime"), pursuant to which the Company, upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. As of June 30, 2026, the Company has repaid in full the outstanding balance pursuant to the Credit Facility, and no bitcoin is held as collateral under this Credit Facility. The Credit Facility has an initial one-year term from October 1, 2025, which automatically renews for successive one-year periods unless either party provides termination notice, and remains available for future borrowings, subject to its terms. Refer to Note 9 for further information.

On February 26, 2026, the Company closed on a transaction pursuant to which the March 2025 Investor Note was extinguished, at which time the 500 bitcoin that had been reserved as collateral for this note, valued at approximately $34.0 million, were returned to the investor. In conjunction with the extinguishment of the March 2025 Investor Note, the Company issued the February 2026 Investor Note (as defined in Note 9) for $13.0 million. On February 27, 2026, the June 2025 Amended Investor Note was extinguished with a cash repayment of $27.5 million, which included cash proceeds from the aforementioned sale of 200 bitcoin and additional cash proceeds received from the February 2026 Investor Note. Refer to Note 9 for further information regarding these transactions.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (the “Facility”). Pursuant to the Facility, the Company, in its sole discretion, has the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. The Company is not required to use the Facility and controls the timing and amount of any drawdown on the Facility, subject to certain restrictions under the Facility. The Company expects that any proceeds received by it from the Facility will be used for, without limitation, working capital, general corporate purposes, and purchasing additional bitcoin for the Company’s corporate treasury should the conditions to do so align with our treasury strategy. As of June 30, 2026, the Company sold 5.82 million shares of Common Stock pursuant to the Facility for gross proceeds of $7.5 million, and recognized $0.2 million of amortization related to deferred issuance costs. Refer to Note 10 for further information.

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

Legal Proceedings

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the

Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT

Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) sought avoidance and recovery of alleged preferential transfers.

On June 30, 2026, the Company entered into a settlement agreement with the PCT Litigation Trust, without any admission of liability by the Company. Under the terms of the settlement, the Company agreed to pay 23.5 bitcoin in full and final satisfaction of the claims asserted, with payment due within 30 days of the agreement's effective date. The PCT Litigation Trust agreed to dismiss its proceeding against us with prejudice upon receipt of payment, and the parties provided each other with mutual releases. As of June 30, 2026, the Company recorded an accrued liability of approximately $1.4 million, representing the U.S. dollar value of the settlement payment based on the closing price of bitcoin as of the agreement's execution date, consistent with the valuation methodology specified in the settlement agreement. Subsequent to June 30, 2026, on July 6, 2026, the Company remitted 23.5 bitcoin to the PCT Litigation Trust in satisfaction of the accrued liability described above.

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

Summary of cash flow activities

The following table summarizes our cash flow activities:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(16,043,405)	$(8,951,081)
Net cash provided by (used in) investing activities	56,631,741	(2,808,850)
Net cash provided by (used in) financing activities	(19,853,754)	39,291
Net increase (decrease) in cash	$20,734,582	$(11,720,640)

Cash flows from operating activities

For the six months ended June 30, 2026, cash used in operating activities was $16.0 million compared to $9.0 million for the six months ended June 30, 2025. The increase in cash used was driven primarily by (i) $3.4 million of interest paid in cash; (ii) $2.8 million increase in credit card receivables related to our credit card program; and (iii) increased compensation and benefits, excluding share-based compensation, of $1.2 million.

Cash flows from investing activities

Cash flows provided by investing activities increased by $59.4 million from $2.8 million of cash used in investing activities for the six months ended June 30, 2025 to $56.6 million of cash provided by investing activities for the six months ended June 30, 2026, primarily due to the sale of bitcoin from our investment treasury for $59.1 million and a decrease in purchases of digital assets.

Cash flows from financing activities

For the six months ended June 30, 2026, and June 30, 2025 cash used in financing activities was $19.9 million and $0 million, respectively. For the six months ended June 30, 2026, we received proceeds from the issuance of the February 2026 Investor Note; however, those proceeds were immediately used to pay off the June 2025 Amended Investor Note. For the six months ended June 30, 2026, cash used in financing increased primarily due to the repayment of the June 2025 Amended Investor Note and repayment of the Credit Facility offset slightly by proceeds received from draws on the Credit Facility and the issuance of shares of Common Stock through the facility. For the six months ended June 30, 2025, we received proceeds from issuance of the March 2025 Investor Note; however, those proceeds were received in bitcoin rather than cash and are therefore not included in cash provided by financing activities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

During the six months ended June 30, 2026, the Company extinguished all previously outstanding convertible notes. As a result, the critical accounting estimates related to the fair value of convertible notes, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, are no longer applicable. The critical accounting estimates related to the fair value of SAFEs and pre-Merger stock-based compensation, also described in our Form 10-K, were no longer applicable as of December 31, 2025. As of June 30, 2026, there are no accounting estimates that meet the criteria for disclosure as critical accounting estimates.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of June 30, 2026.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting existed as of June 30, 2026:

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
•
We have engaged consultants to assist with reviewing our internal controls over financial reporting to address gaps in the design and operating effectiveness of our internal controls, including controls specific to management's review of work performed by third party consultants.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We were previously the defendant in a bankruptcy clawback proceeding as described in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations. On June 30, 2026, we entered into a settlement agreement resolving this matter without any admission of liability, and the related adversary proceeding was dismissed with prejudice.

Item 1A. Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. Except as set forth below, there have been no material changes to the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our common stock may be delisted from The Nasdaq Capital Market if we are unable to regain compliance with Nasdaq’s minimum bid price requirement.

On July 14, 2026, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of at least $1.00 per share. The notice was based on the closing bid price of our common stock for the 30 consecutive business days from May 28, 2026 through July 13, 2026. The notice has no immediate effect on the listing or trading of our common stock, which continues to trade on The Nasdaq Capital Market under the symbol "FLD."

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until January 11, 2027, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period, unless Nasdaq exercises its discretion to extend that period. If we choose to implement a reverse stock split to regain compliance, we must complete the split no later than ten business days prior to the expiration of the compliance period.

There can be no assurance that we will regain compliance within the initial compliance period, that we will be eligible for an additional compliance period, or that Nasdaq will grant us additional time to regain compliance. If we are unable to regain compliance, or otherwise fail to maintain compliance with Nasdaq’s continued listing standards, Nasdaq may determine to delist our common stock. Any such delisting would constitute an Event of Default under our February 2026 Investor Note and could materially adversely affect the liquidity and market price of our common stock, impair our ability to raise additional capital on acceptable terms, reduce investor confidence, decrease analyst coverage, and have other adverse effects on our business, financial condition and results of operations.

We intend to monitor the closing bid price of our common stock and consider available options to regain compliance, which may include seeking stockholder approval to effect a reverse stock split. There can be no assurance that any action taken by us would be successful or would result in a sustained increase in the market price of our common stock. Even if we regain compliance with the minimum bid price requirement, there can be no assurance that the market price of our common stock will not again fall below $1.00 per share, which could result in our receipt of one or more additional deficiency notices and ultimately in the delisting of our common stock from The Nasdaq Capital Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended June 30, 2026, one of the Company’s officers, our Chief Technology Officer, Tom Dickman, adopted a Rule 10b5-1 Plan. The applicable Rule 10b5-1 Plan was entered into during an open trading window, on June 12, 2026, in accordance with the Company’s Insider Trading Policy. Up to 50,000 shares can be sold under Mr. Dickman's 10b5-1 Plan from October 14, 2026 through June 11, 2027.

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

Fold Holdings, Inc.

Date: August 11, 2026	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Wolfe Repass
Wolfe Repass
Chief Financial Officer (Principal Accounting Officer)