Form 10-Q
period 2026-09-30
Fold Holdings, Inc.
filed 2026-11-10
CIK 1889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 8, 2026, the registrant had 55,062,458 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to scale and develop new products, such as our bitcoin rewards credit card (the "Fold Credit Card"), in a cost-effective manner;
•
developments and projections relating to our competitors and industry;
•
our future capital requirements and sources and uses of cash;
•
our success in retaining or recruiting, or changes required in, officers, key employees or directors; the size of the addressable markets for our products and services;
•
the impact of geopolitical, macroeconomic, supply chain and market conditions, including tariffs, inflation, international relations, and other geopolitical events which may negatively affect our operating results;
•
other risks and uncertainties described in this Quarterly Report, including in “Item 1A - Risk Factors”; and
•
those factors in the other documents filed by Fold from time to time with the U.S. Securities and Exchange Commission (“SEC”).

The discussion in this Quarterly Report should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this Quarterly Report. Further, when reading this Quarterly Report, you should keep in mind those Risk Factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 17, 2026, in our subsequent filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Fold Holdings, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$21,678,045	$7,652,203
Accounts receivable, net	1,122,104	728,001
Credit card receivable, net	3,957,933	-
Inventories	794,563	478,045
Digital assets - rewards treasury	6,388,310	6,872,869
Prepaid expenses and other current assets	1,609,810	2,384,684
Total current assets	35,550,765	18,115,802
Digital assets - investment treasury	14,265,330	133,658,791
Capitalized software development costs, net	2,272,246	1,393,752
Other non-current assets	125,000	299,309
Total assets	$52,213,341	$153,467,654

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$821,916	$704,789
Accrued expenses and other current liabilities	1,751,024	3,166,186
February 2026 note - related party, net	12,658,196	-
Credit facility	-	10,000,000
Customer rewards liability	6,388,310	6,872,869
Deferred revenue	142,781	366,252
Total current liabilities	21,762,227	21,110,096
June 2025 convertible note, net	-	21,469,675
March 2025 convertible note - related party	-	47,207,556
Other non-current liabilities	-	689,680
Total liabilities	21,762,227	90,477,007
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2026 and 0 shares issued and outstanding at December 31, 2025	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized, 54,873,627 shares issued and outstanding at September 30, 2026 and 48,477,883 shares issued and 48,419,266 shares outstanding at December 31, 2025	5,551	4,849
Additional paid-in-capital	242,853,899	233,924,782
Accumulated deficit	(212,408,336)	(170,938,984)
Total stockholders’ equity	30,451,114	62,990,647
Total liabilities and stockholders’ equity	$52,213,341	$153,467,654

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$4,161,541	$7,398,939	$15,843,759	$22,662,702

Operating expenses
Banking and payments costs	3,108,563	6,519,736	13,023,182	20,961,281
Custody and trading costs	1,301,886	244,954	2,639,340	433,550
Compensation and benefits	3,715,573	3,728,954	11,539,907	13,863,551
Marketing expenses	170,471	237,625	1,166,917	1,258,346
Professional fees	828,454	1,294,394	3,751,700	4,353,244
Amortization expense	184,361	232,853	514,425	430,761
(Gain) loss on customer rewards liability	1,968,920	506,796	(284,149)	1,477,444
(Gain) loss on digital assets - rewards treasury	(2,121,385)	(637,712)	687,458	(1,961,803)
Other selling, general and administrative expenses	1,317,819	1,211,657	4,717,047	3,612,533
Total operating expenses	10,474,662	13,339,257	37,755,827	44,428,907
Operating loss	(6,313,121)	(5,940,318)	(21,912,068)	(21,766,205)

Other income (expense)
Gain (loss) on digital assets - investment treasury	4,078,913	10,238,866	(24,445,385)	31,203,938
Change in fair value of SAFEs	-	-	-	(6,503,113)
Change in fair value of convertible note	-	(2,626,932)	13,200,089	(14,470,683)
Convertible note issuance costs and fees	-	-	-	(9,569,109)
Legal settlements	-	-	(1,374,828)	-
Loss on extinguishment of debt	-	-	(4,005,132)	(9,612,199)
Interest expense	(537,155)	(1,179,216)	(3,732,864)	(4,425,703)
Other income	128,620	60,961	811,453	247,662
Other income (expense), net	3,670,378	6,493,679	(19,546,667)	(13,129,207)

Net (loss) income before income taxes	(2,642,743)	553,361	(41,458,735)	(34,895,412)
Income tax expense (benefit)	7,146	(881)	10,617	3,978
Net (loss) income	$(2,649,889)	$554,242	$(41,469,352)	$(34,899,390)

Net (loss) income attributable to common stockholders:
Basic	$(2,649,889)	$554,242	$(41,469,352)	$(34,899,390)
Diluted	$(2,649,889)	$554,242	$(41,469,352)	$(34,899,390)
Net (loss) income per share attributable to common stockholders:
Basic	$(0.05)	$0.01	$(0.80)	$(0.88)
Diluted	$(0.05)	$0.01	$(0.80)	$(0.88)
Weighted-average shares used to compute net (loss) income per share:
Basic	54,841,913	46,911,561	51,629,478	39,781,781
Diluted	54,841,913	46,911,561	51,629,478	39,781,781

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Stockholders' Equity

(Unaudited)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2025	10,204,880	$1,020	5,836,882	$584	$33,537,989	$(101,348,522)	$(67,808,929)
Net loss	-	-	-	-	-	(34,899,390)	(34,899,390)
Reverse recapitalization, net of expenses	(10,204,880)	(1,020)	39,163,783	3,916	173,821,544	-	173,824,440
Share based compensation expense	-	-	995,599	100	8,470,832	-	8,470,932
Exercise of Series B warrants	-	-	500,000	50	(50)	-	-
Issuance of March 2025 closing shares and warrants	-	-	750,000	75	9,569,109	-	9,569,184
Change in fair value of Series C warrants	-	-	-	-	498,771	-	498,771
Issuance of interest shares	-	-	248,070	25	1,246,627	-	1,246,652
Issuance of placement shares	-	-	75,000	8	353,242	-	353,250
Issuance of common stock	-	-	1,151,071	115	3,434,216	-	3,434,331
Balance at September 30, 2025	-	$-	48,720,405	$4,873	$230,932,280	$(136,247,912)	$94,689,241

Balance at January 1, 2026	-	$-	48,477,883	$4,849	$233,924,782	$(170,938,984)	$62,990,647
Net loss	-	-	-	-	-	(41,469,352)	(41,469,352)
Share based compensation expense	-	-	1,477,075	148	5,108,739	-	5,108,887
Common stock withheld for employee tax obligations	-	-	(620,856)	-	(949,300)	-	(949,300)
Issuance of interest shares	-	-	247,785	25	613,309	-	613,334
Issuance of employee stock purchase plan shares	-	-	122,752	12	118,274	-	118,286
Issuance of common stock	-	-	4,527,410	453	3,070,580	-	3,071,033
Issuance of commitment shares	-	-	520,000	52	785,148	-	785,200
Issuance of common stock for intellectual property acquisition	-	-	121,578	12	182,367	-	182,379
Balance at September 30, 2026	-	$-	54,873,627	$5,551	$242,853,899	$(212,408,336)	$30,451,114

The accompanying notes are an integral part of these condensed financial statements

Fold Holdings, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(41,469,352)	$(34,899,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	545,431	430,756
Loss (gain) on digital assets - rewards treasury	687,458	(1,961,803)
Loss (gain) on digital assets - investment treasury	24,445,385	(31,203,938)
(Gain) loss on customer rewards liability	(284,149)	1,477,444
Change in fair value of convertible note	(13,200,089)	14,470,683
Convertible note issuance costs and fees	-	9,569,109
Loss on extinguishment of debt	4,005,132	9,612,199
Amortization of debt issuance costs	6,638	122,902
Amortization of debt discount and premium	392,082	768,225
Change in fair value of SAFEs	-	6,503,113
Share-based compensation expense	5,108,887	8,470,932
Other non-cash adjustments	(484,019)	-
Legal settlement paid in digital assets	1,374,828	-
Increase (decrease) in cash resulting from changes in:	-
Accounts receivable, net	(394,103)	161,515
Credit card receivable, net	(3,957,933)	-
Inventories	(316,518)	(103,236)
Prepaid expenses and other current assets	605,834	581,100
Accounts payable	117,127	(104,846)
Accrued expenses and other current liabilities	1,981,699	2,413,679
Customer rewards liability	1,170,468	1,826,398
Deferred revenue	(223,471)	(52,470)
Other non-current liabilities	(689,680)	491,397
Net cash used in operating activities	(20,578,345)	(11,426,231)

Cash flows from investing activities
Purchases of digital assets	(3,359,836)	(3,138,623)
Proceeds from sales of digital assets	59,120,684	-
Payments for capitalized software development costs	(1,210,540)	(619,446)
Net cash provided by (used in) investing activities	54,550,308	(3,758,069)

Cash flows from financing activities
Proceeds from issuance of note	13,000,000	-
Repayment of convertible note	(25,166,667)	-
Proceeds from recapitalization	-	804,600
Payments of deferred IPO costs	-	(652,013)
Payment of debt issuance costs	-	(113,320)
Payment of deferred offering costs	(125,000)
Proceeds from issuance of common stock	3,294,846	3,478,137
Proceeds from credit facility	10,000,000	-
Repayment of credit facility	(20,000,000)	-
Common stock withheld for employee tax obligations	(949,300)	-
Net cash (used in) provided by financing activities	(19,946,121)	3,517,404

Net increase (decrease) in cash and cash equivalents	14,025,842	(11,666,896)
Cash and cash equivalents, beginning of period	7,652,203	18,330,359
Cash and cash equivalents, end of period	$21,678,045	$6,663,463

Non-cash investing and financing activities
Non-cash payment of interest with common stock	$613,334	$1,246,667
Distributions of digital assets to fulfill customer reward redemptions	1,370,878	2,577,906
Distributions of digital assets to satisfy other current obligations	2,231,157	184,983
Non-cash payment for intellectual property acquisition with common stock	182,379	-
Non-cash repayment of convertible note via transfer of digital assets - related party	34,007,466	-
Non-cash amortization of deferred issuance costs	167,539	43,806
Non-cash allocation of convertible note proceeds to embedded derivative	63,418	-
Non-cash allocation of note proceeds to commitment shares	785,200	-
Recapitalization	-	173,019,904
Proceeds from convertible debt received in digital assets - related party	-	43,965,525
Change in fair value of Series C Warrants included in loss on extinguishment	-	498,771
Distributions of digital assets for prepaid interest - related party	-	2,313,975
Supplemental disclosure of cash flow information
Cash paid during the period for interest expense	$3,733,749	$-

The accompanying notes are an integral part of these condensed financial statements

1. ORGANIZATION AND BASIS OF PRESENTATION

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

Background and Business Combination

Fold Holdings, Inc. is a Delaware corporation. Its operating business, Fold, Inc. (“Fold Predecessor”), was founded in 2019. On July 24, 2024, Fold Predecessor entered into a definitive agreement (the “Merger Agreement”) with FTAC Emerald Acquisition Corp. (“FTAC Emerald”), a publicly-traded special purpose acquisition company, providing for a proposed business combination (the “Merger”). The Merger was consummated on February 14, 2025 (the “Closing”), after which Fold Predecessor became a wholly owned subsidiary of FTAC Emerald, and FTAC Emerald changed its name to Fold Holdings, Inc. and effectively assumed all of Fold Predecessor’s material operations. The Company is a remote-first company and does not designate a physical headquarters.

Fold’s principal offering is a financial services platform built on a simple premise: consumers should be able to save, spend, and earn rewards in both U.S. dollars (“USD”) and bitcoin through a single platform. Fold’s consumer offerings include an FDIC-insured checking account, a Visa debit card (the “Fold Debit Card”), a Visa credit card (the “Fold Credit Card”), bill payment services, a bitcoin gift card, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees and insured custody. By integrating both dollars and bitcoin within familiar financial products, the Company aims to give consumers a single, practical platform for managing their everyday finances. The Company’s products and services are available in the United States through the Fold mobile application (the “Fold App”).

Basis of Presentation

The Company’s accompanying condensed financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and with Article 10 of Regulation S-X of the Securities and Exchange Commission. In compliance with those instructions, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed financial statements include the accounts of the Company.

Results of operations and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, these condensed financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the results of operations, financial position, stockholders’ equity and cash flows for the interim periods presented. These condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Except as described below, significant accounting policies disclosed therein have not changed.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the nine months ended September 30, 2026 and 2025, all operations were within the United States. The CODM allocates resources and assesses performance based upon financial information at the entity-wide level. Since the CODM makes operating decisions and allocates resources on an entity-wide basis, Fold operates as one operating segment and one reportable segment.

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

Fair Value Measurement

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, net, credit card receivable, net, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

Digital assets held in the rewards treasury and investment treasury are measured at fair value on a recurring basis; refer to Note 3 and Note 12.

Through the Fold Rewards Program, the Company’s users earn promotional credits denominated in bitcoin by completing qualifying spend transactions and certain other actions designated by the Company. The Company records a liability for rewards earned but not yet redeemed within ‘Customer rewards liability’ on the condensed balance sheets; refer to Note 4 for a rollforward of this liability. As our customer rewards liability results in an obligation to deliver a fixed amount of bitcoin in the future, the Company has determined that it meets the definition of a derivative and measures it at fair value. The Company has not designated this derivative instrument as a hedging instrument. As of September 30, 2026 and December 31, 2025, the notional amount of the customer rewards liability outstanding was 76 and 79 bitcoin, respectively. For more detail on the fair value measurement of this derivative instrument, refer to Note 12.

On February 25, 2026, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with SATS Credit Fund LP (“SATS”), a related party, pursuant to which SATS purchased a senior unsecured promissory note in the principal amount of $13.0 million (the “February 2026 Investor Note”). Refer to Notes 5 and 7 for further information. The February 2026 Investor Note is carried at amortized cost and had a carrying value of $12.7 million as of September 30, 2026. The carrying value approximates fair value due to the note’s short remaining term, market-based interest rate, and the Company’s ability to prepay without penalty. The mandatory prepayment provisions of the February 2026 Investor Note represent an embedded derivative that is bifurcated and measured at fair value on a recurring basis. As of September 30, 2026, the fair value of the bifurcated derivative liability was a nominal amount, and is classified as a Level 3 measurement.

Fold Credit Card Program

In partnership with a credit card issuing bank (the “Issuing Bank”), the Company offers the Fold Credit Card to cardholders. Credit card receivable, net represents amounts due from cardholders for purchases, fees, and other charges incurred through the use of the Fold Credit Card. Pursuant to the program agreements, the Company is obligated to purchase all receivables arising under the program, and accordingly, bears the risk of loss associated with cardholder nonpayment following purchase of the receivables. This commitment has been evaluated in accordance with ASC 860 and we have determined that we are the owner of all purchased receivables from the Issuing Bank. The Company has an ongoing commitment to fund future receivable purchases as cardholder activity occurs. The amount of future receivable purchases will fluctuate based on cardholder spending volumes, credit utilization, and repayment behavior. As the owner of the receivables, the Company records credit card receivables, net of an allowance for expected credit losses in credit card receivable, net on the condensed balance sheets.

The allowance for expected credit losses is estimated in accordance with ASC 326 and reflects management’s estimate of lifetime expected losses based on historical loss experience, delinquency, market trends, charge off trends by FICO cohort and aging trends, and other relevant portfolio-level factors. The Company uses a roll-rate methodology, which applies historical and industry delinquency migration and loss patterns to the outstanding receivable balance, to estimate expected losses. The provision for expected credit losses related to credit card receivables is recorded within other selling, general and administrative expenses in the condensed statement of operations and is nominal for both the three and nine months ended September 30, 2026.

Recently issued accounting pronouncements

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

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

In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its financial statements.

We do not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our financial statements.

Recently adopted accounting pronouncements

In July 2025, the FASB issued Accounting Standards Update 2025-05, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets”(“ASU 2025-05”). ASU 2025-05 provides the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. ASU 2025-05 is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed financial statements.

2. REVENUE

Disaggregation of revenue

We disaggregate revenue by service type and by platform as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue stream	2026	2025	2026	2025
Banking and payments revenues	$2,715,409	$7,054,195	$12,940,443	$21,897,376
Custody and trading revenues	1,279,911	346,478	2,717,484	739,933
Other revenues	169,256	866	197,037	63,017
Less: Sales returns and allowances	(3,035)	(2,600)	(11,205)	(37,624)
Revenues, net	$4,161,541	$7,398,939	$15,843,759	$22,662,702

The above amounts are net of reductions in revenue related to Revenue Rewards totaling $0.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Deferred revenue

Contract liabilities are classified as deferred revenue in our balance sheets. As of September 30, 2026 and December 31, 2025, the contract liability related to our deferred subscription revenues was $0.1 million and $0.3 million, respectively, and the contract liability related to an unearned portion of a bonus paid to us by Visa was nominal and $0.1 million, respectively.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

The activity in deferred revenue for the nine months ended September 30, 2026 and the year ended December 31, 2025, was as follows:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Beginning of the period contract liability	$366,252	$875,466
Revenue recognized from the contract liabilities included in the beginning balance	(318,681)	(771,669)
Increases due to cash received net of amounts recognized in revenue during the period	95,210	262,455
End of period contract liability	$142,781	$366,252

Contract costs

For the nine months ended September 30, 2026 and 2025, we did not incur any incremental costs to obtain and/or fulfill contracts with customers.

3. DIGITAL ASSETS

The Company holds digital assets, comprised solely of bitcoin, for two purposes: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of the Fold Rewards Program (“Rewards Treasury”); and (2) as a treasury asset to support our operating business (“Investment Treasury”). The Company purchases bitcoin for its Rewards Treasury to maintain a balance that is equal to or greater than its customer rewards liability and disburses bitcoin from its Rewards Treasury when customers redeem their rewards and the liability is satisfied.

The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	September 30, 2026	December 31, 2025
Rewards treasury (USD)	$6,388,310	$6,872,869
Investment treasury (USD)	14,265,330	133,658,791
Total bitcoin treasury (USD)	$20,653,640	$140,531,660

	September 30, 2026	December 31, 2025
Rewards treasury (BTC)	76	79
Investment treasury (BTC)	171	1,527
Total bitcoin treasury (BTC)	247	1,606

As of September 30, 2026 and December 31, 2025, the Company held 247 and 1,606 bitcoin, respectively, with an aggregate cost of $23.0 million and $118.8 million, respectively. As of September 30, 2026, no bitcoin was held as collateral under our credit or debt arrangements. Refer to Note 7 for further details.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s digital assets as of the dates shown is as follows:

	Rewards Treasury	Investment Treasury	Digital Assets
Bitcoin held at January 1, 2025	$8,569,651	$93,568,700	$102,138,351
Purchases of bitcoin	1,484,291	1,654,332	3,138,623
Bitcoin received from March 2025 Investor Note (2)	-	43,965,525	43,965,525
Disbursements of bitcoin (1)	(2,762,889)	-	(2,762,889)
Other bitcoin	42,731	-	42,731
Remeasurement gain (loss) on bitcoin (4)	1,961,803	31,203,938	33,165,741
Bitcoin held at September 30, 2025	$9,295,587	$170,392,495	$179,688,082
Purchases of bitcoin	1,168,178	3,708,468	4,876,646
Disbursements of bitcoin (1)	(1,192,091)	-	(1,192,091)
Other bitcoin	(42,731)	-	(42,731)
Remeasurement gain (loss) on bitcoin	(2,356,074)	(40,442,172)	(42,798,246)
Bitcoin held at December 31, 2025	$6,872,869	$133,658,791	$140,531,660
Purchases of bitcoin	3,359,836	-	3,359,836
Bitcoin repayment for March 2025 Investor Note	-	(34,007,466)	(34,007,466)
Sale of bitcoin (3)	-	(59,120,684)	(59,120,684)
Bitcoin payment for legal settlement (5)	-	(1,374,828)	(1,374,828)
Disbursements of bitcoin (1)	(3,602,035)		(3,602,035)
Transfers of bitcoin from investment treasury	445,098	(445,098)	-
Remeasurement gain (loss) on bitcoin (4)	(687,458)	(24,445,385)	(25,132,843)
Bitcoin held at September 30, 2026	$6,388,310	$14,265,330	$20,653,640

(1) Disbursements of bitcoin represent amounts that were distributed to customers to fulfill customer rewards obligations or to satisfy other current obligations.

(2) The bitcoin received from the March 2025 Investor Note is net of prepaid interest. Refer to Note 7 for additional details.

(3) Proceeds from the sale of bitcoin during the nine months ended September 30, 2026 were used to pay off the June 2025 Amended Investor Note, repay in full the outstanding balance under the Company's Credit Facility (as defined below), and fund unrestricted cash for general corporate purposes. Refer to Note 7 for additional details.

(4) The remeasurement gain of $6.2 million recognized on the digital assets balances for the three months ended September 30, 2026 consisted of a realized loss of $1.1 million and an unrealized gain of $7.3 million. The remeasurement gain of $10.9 million recognized on the digital assets balance for the three months ended September 30, 2025 consisted of a realized gain of $0.9 million and an unrealized gain of $10.0 million.

The remeasurement loss of $25.1 million recognized on the digital assets balances for the nine months ended September 30, 2026 consisted of a realized loss of $0.9 million and an unrealized loss of $24.2 million. The remeasurement gain of $33.2 million recognized on the digital assets balance for the nine months ended September 30, 2025 consisted of a realized gain of $2.0 million and an unrealized gain of $31.2 million.

(5) On June 30, 2026, the Company entered into a settlement agreement with the PCT Litigation Trust, without any admission of liability by the Company. Under the terms of the settlement, the Company agreed to pay 23.5 bitcoin in full and final satisfaction of the claims asserted, which was remitted to PCT Litigation Trust on July 6, 2026. The payment above represents the fair value of bitcoin remitted as of the date of the settlement agreement.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

4. CUSTOMER REWARDS LIABILITY

A reconciliation, in the aggregate, of beginning and ending balances of the Company’s customer rewards liability as of the dates shown is as follows:

Customer Rewards Liability
Balance at January 1, 2025	$8,569,651
Rewards earned by customers	2,029,331
Reward fulfillments (1)	(2,577,906)
Expired rewards	(202,933)
Remeasurement (gain) loss on customer rewards liability	1,477,444
Balance at September 30, 2025	$9,295,587
Rewards earned by customers	620,747
Reward fulfillments (1)	(705,453)
Expired rewards	(62,075)
Remeasurement (gain) loss on customer rewards liability	(2,275,937)
Balance at December 31, 2025	$6,872,869
Rewards earned by customers	1,300,520
Reward fulfillments (1)	(1,370,878)
Expired rewards	(130,052)
Remeasurement (gain) loss on customer rewards liability	(284,149)
Balance at September 30, 2026	$6,388,310

(1) Rewards fulfillments represent amounts that were distributed to customers to fulfill customer rewards obligations.

5. RELATED PARTIES

During the nine months ended September 30, 2026, the Company entered into the Purchase Agreement with SATS, pursuant to which SATS purchased the February 2026 Investor Note, and the Company issued 520,000 shares of the Company's Common Stock as additional consideration (the "Initial Commitment Shares"). Concurrently, the Company repaid the outstanding March 2025 Investor Note by transferring 500 bitcoin to SATS. Refer to Note 7 for further details. As SATS is a private investment fund raised and managed by Ten31, LLC, an affiliate of Dr. Jonathan Kirkwood, a member of Fold's Board of Directors (the "Board"), these actions constituted related party transactions and were approved by our Audit Committee.

6. SAFEs

On February 14, 2025, in connection with the Closing of the Merger, all SAFE notes held by Fold Predecessor converted into 16.6 million shares of Fold Holdings, Inc. Common Stock par value $0.0001 per share (the "Common Stock"). The fair value of the SAFEs on the date of conversion was $177.6 million. Prior to conversion, Fold Predecessor’s SAFEs were recorded as a liability in the accompanying balance sheets and the Company recorded subsequent remeasurements in “Change in fair value of SAFEs” in the statements of operations. However, because Fold’s SAFEs were structured to be settled via the delivery of common and/or preferred shares upon execution of an equity financing or liquidity event, these amounts were reclassified to equity upon conversion.

During the nine months ended September 30, 2025, the Company recognized an increase in the SAFE liability of $6.5 million, related to fair value remeasurements prior to conversion. As of September 30, 2026 and December 31, 2025, no SAFEs remained outstanding.

7. DEBT AND FINANCING ARRANGEMENTS

Convertible notes and warrants

A summary of the Company’s convertible notes for the respective periods presented is as follows:

The June 2025 Amended Investor Note

	September 30, 2026	December 31, 2025
June 2025 Amended Investor Note	-	20,000,000
Convertible debt, gross	$-	$20,000,000
Less:
Debt issuance costs, net of amortization	-	90,260
Add:
Amended debt premium, net of amortization	-	1,559,935
Convertible debt, net	$-	$21,469,675
Less: Current portion of long-term debt	-	-
Amended December 2024 convertible note, net - long-term	$-	$21,469,675

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

Total interest expense recognized related to the June 2025 Amended Investor Note for the three months ended September 30, 2025 was $0.4 million, comprised of contractual interest expense of $0.6 million, net of $0.2 million of amortization of the debt premium and debt issuance costs. Total interest expense recognized related to the December 2024 Initial Investor Note and June 2025 Amended Investor Note for the nine months ended September 30, 2025 was $1.6 million, comprised of contractual interest expense of $1.8 million, net of $0.2 million of amortization of the debt premium and debt issuance costs.

The Series A warrants relating to the June 2025 Amended Investor Note remain outstanding and are classified within stockholders' equity. The Series C warrants expired unexercised on August 14, 2026. Refer to Note 8 for further information.

The March 2025 Investor Note

	September 30, 2026	December 31, 2025
March 2025 Investor Note	$-	$46,279,500
Fair value adjustment	-	928,056
March 2025 investor note - related party	$-	$47,207,556

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

On February 26, 2026, the Company repaid and extinguished the March 2025 Investor Note by transferring the 500 bitcoin held as collateral against this note to the investor. Prior to extinguishment, the Company remeasured the note to fair value, recognizing a gain of $13.2 million during the nine months ended September 30, 2026, which brought the carrying value to approximately $34.0 million, approximating the fair value of the bitcoin transferred. During the three months ended and nine months ended September 30, 2025, the Company recorded losses of $2.6 million and $1.7 million, respectively, due to changes in fair value of the March 2025 Investor Note. The Company accounted for the repayment as an extinguishment of debt in accordance with ASC 470. As the fair value of the note approximated the value of the consideration transferred, no gain or loss on extinguishment was recognized. The Company recognized a $0.2 million loss on extinguishment related to unamortized prepaid interest remaining as of the extinguishment date.

Total interest expense recognized related to the March 2025 Investor Note for the nine months ended September 30, 2026 was $0.3 million. Total interest expense recognized related to the March 2025 Investor Note for the three and nine months ended September 30, 2025 was $0.5 million and $1.2 million, respectively. The March 2025 Investor Note accrued interest at 7.0% per annum, payable quarterly in shares of Common Stock valued at $12.50 per share.

Two Prime Credit Facility

The Company maintains a revolving credit facility (the "Credit Facility") with Two Prime Lending Limited ("Two Prime"). On October 1, 2025, the Company entered into the Credit Facility, as subsequently amended in November 2025. The Credit Facility permits the Company to request, and Two Prime to make available at its discretion, USD-denominated loans up to an aggregate commitment amount of $45.0 million, subject to the execution of individual loan term sheets. Loans issued under the Credit Facility are secured by bitcoin posted by the Company as collateral and held in segregated cold storage with a qualified digital asset custodian. The Company is required to maintain aggregate collateral levels within specified thresholds, and failure to do so may result in margin calls or liquidation of collateral. The Credit Facility had an initial one-year term from October 1, 2025, which automatically renews for successive one-year periods unless either party provides termination notice, and remains available for future borrowings, subject to its terms. The Credit Facility renewed on October 1, 2026.

Under the Credit Facility, each loan bears interest at a rate of 8.5%, and is repayable in USD. The Credit Facility contains customary representations, covenants, collateral requirements, tax and indemnification provisions, and events of default.

During the nine months ended September 30, 2026, the Company borrowed an additional $10.0 million under the Credit Facility. On June 3, 2026, the Company repaid in full the $20.0 million of outstanding principal balance under the Credit Facility. Of the 430 bitcoin previously pledged as collateral under the Credit Facility, 281 bitcoin were sold to repay in full the $20.0 million outstanding balance, and the remaining 149 bitcoin of excess collateral were returned to the Company's unrestricted Investment Treasury.

As of September 30, 2026, there was no outstanding principal balance under the Credit Facility, and no bitcoin is being held as collateral under this Credit Facility. As of December 31, 2025, the outstanding principal balance under the Credit Facility was $10.0 million, secured by 200 bitcoin. The Company classified the outstanding balance as a current liability as of December 31, 2025.

The Company did not incur any interest expense related to the Credit Facility for the three months ended September 30, 2026. Total interest expense related to the Credit Facility was $0.5 million for the nine months ended September 30, 2026. There was no comparable activity for the three or nine months ended September 30, 2025.

February 2026 Investor Note

	September 30, 2026	December 31, 2025
February 2026 note - related party	13,000,000	-
February 2026 note - related party, gross	$13,000,000	$-
Less:
Debt issuance costs, net of amortization	-	-
Debt discount, net of amortization	341,804	-
February 2026 note - related party, net	$12,658,196	$-

On February 25, 2026, the Company entered into the Purchase Agreement with SATS, a related party, and issued the February 2026 Investor Note (the "February 2026 Investor Note" or the "Existing Note"), which has a principal amount of $13.0 million. The February 2026 Investor Note bears interest at 10% per annum, payable monthly, and matures on February 25, 2027. The maturity date may be

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

extended for one additional year upon mutual consent, subject to the issuance of 520,000 additional shares of Fold's Common Stock (the "Renewal Commitment Shares"). The note is voluntarily prepayable at any time without penalty.

The Company accounts for the February 2026 Investor Note at amortized cost using the effective interest method and it is classified as a current liability as of the balance sheet date.

In connection with the issuance of the February 2026 Investor Note, the Company issued 520,000 Initial Commitment Shares of its Common Stock. The Company determined the Initial Commitment Shares represent freestanding equity instruments. The fair value of the Initial Commitment Shares was $0.8 million on the issuance date. After allocating proceeds to the bifurcated derivative liability and the Initial Commitment Shares, the residual proceeds were allocated to the debt host in accordance with ASC 470.

The Company has registered on a Form S-3 the Initial Commitment Shares and an additional 520,000 shares that could be issued to SATS upon renewal of the promissory note in accordance with the terms of a Registration Rights Agreement by and between the Company and SATS entered into on February 25, 2026.

The February 2026 Investor Note includes mandatory repayment triggers that require prepayment in increments of 25% to 100%, without penalty, upon the occurrence of specified bitcoin price thresholds between $37 thousand and $45 thousand, measured using volume-weighted average prices over specified time periods. The Company determined that these provisions represent an embedded derivative that is not clearly and closely related to the debt host and meets the definition of a derivative instrument under ASC 815. Accordingly, the Company bifurcated the embedded derivative and recorded it as a separate liability at fair value, with subsequent changes in fair value recognized in earnings. The fair value of the embedded derivative was a nominal amount as of September 30, 2026. Other embedded features, including change-of-control and term extension provisions, were determined not to require bifurcation. Refer to Note 12 for further information regarding the fair value measurement of the bifurcated derivative.

Total interest expense recognized related to the February 2026 Investor Note for the three months ended September 30, 2026 was $0.5 million, comprised of $0.3 million of contractual interest and $0.2 million of amortized debt discount. For the nine months ended September 30, 2026 total interest expense was $1.3 million, comprised of $0.8 million of contractual interest and $0.5 million of amortized debt discount.

On November 9, 2026 (the “Restatement Date”), the Company and SATS entered into an Amended and Restated Senior Unsecured Promissory Note (the “A&R Note”), which amends and restates in its entirety the February 2026 Investor Note.

The A&R Note provides for a senior unsecured delayed-draw term facility in an aggregate principal amount of up to $25.0 million consisting of the $13.0 million principal amount outstanding under the February 2026 Investor Note, which continues as outstanding principal under the A&R Note, and up to $12.0 million of additional principal that may be drawn in one or more advances. Each draw is uncommitted and requires the mutual agreement of the Company and SATS, and SATS may approve or decline any draw request in its sole discretion. Draws must be in a minimum amount of $1.0 million and may be requested until 60 days before maturity. Amounts repaid may not be reborrowed.

The A&R Note bears cash interest at a rate of 10.0% per annum, payable monthly in arrears. In addition, the Company will issue to SATS shares of its Common Stock, as fees for the facility (the “PIK Shares”), consisting of (i) 1,500,000 shares within 15 days of the Restatement Date, (ii) on the funding date of each draw, a number of shares having a value equal to 7.0% of the amount drawn, and (iii) upon any extension of maturity, a number of shares having a value equal to 7.0% of the principal then outstanding. For purposes of clauses (ii) and (iii), shares are valued at the volume-weighted average price of the Common Stock for the 30 consecutive trading days preceding the Restatement Date. The PIK Shares replace the 520,000 shares of Common Stock that would have been issuable upon renewal of the Existing Note. The Company will pay cash in lieu of any PIK Shares that cannot be issued, including by reason of a limit under the rules of The Nasdaq Stock Market requiring stockholder approval.

The A&R Note matures on November 9, 2027, twelve months after the Restatement Date. The Company may, at its option, extend the maturity for one additional twelve-month period if no event of default is continuing, subject to the issuance of PIK Shares as described above. The Company may prepay the A&R Note at any time, in whole or in part, without premium or penalty. As under the Existing Note, SATS may require the Company to prepay up to 25%, 50%, and 100% of the outstanding principal if the price of bitcoin falls to or below $45,000, $40,000, and $37,000, respectively, which prepayment the Company may make in cash or, at its option, in bitcoin valued at the applicable trigger price, and SATS may require prepayment in full upon a change of control of the Company.

The A&R Note is a senior unsecured obligation of the Company. As of the Restatement Date, $13.0 million of principal was outstanding under the A&R Note, and the Company’s obligations thereunder will increase by the amount of any additional advances. It contains customary covenants, including a limitation on the incurrence of additional indebtedness in excess of $25.0 million (subject to exceptions, including for indebtedness incurred in connection with the Company’s credit card program) and a prohibition on the payment of dividends and the repurchase of the Company’s equity securities, subject to limited exceptions. The A&R Note also contains customary events of default, including payment defaults, covenant defaults, breaches of representations, failure to issue PIK Shares,

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

bankruptcy events, the delisting of the Common Stock for ten consecutive trading days, and cross-defaults on other indebtedness in excess of $1.0 million. Upon an event of default, SATS may declare all amounts outstanding under the A&R Note immediately due and payable .As of September 30, 2026, the Company was in compliance with all covenants of the Existing Note and there have been no events of default during the period.

8. STOCKHOLDERS' EQUITY

Common stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 600,000,000 shares of Common Stock at a par value of $0.0001 per share. As of September 30, 2026, the Company had 54.9 million shares of Common Stock issued and outstanding. As of December 31, 2025, the Company had 48.5 million shares of Common Stock issued and 48.4 million shares of Common Stock outstanding. Any dividends declared on Common Stock will be subordinated to dividends on any outstanding preferred shares. Holders of Common Stock are entitled to one vote per share.

Preferred stock

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company dated February 14, 2025, the Board is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, the Company had no shares of convertible preferred stock issued and outstanding.

Warrants

As of September 30, 2026, Fold had the following equity-classified warrants: (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A Warrants outstanding related to the June 2025 Amended Investor Note, at an exercise price of $12.50; and (3) 925,590 March 2025 Warrants outstanding related to the March 2025 Investor Note at an exercise price of $15.00. As of December 31, 2025, Fold had the same equity-classified warrants outstanding, together with 869,565 Series C Warrants at an exercise price of $9.00.

The Series B warrants issued under the December 2024 SPA were exercised in connection with the Merger. The Series A Warrants remain outstanding following the extinguishment of the June 2025 Amended Investor Note in February 2026, and expire on February 14, 2033. The Series C Warrants expired unexercised on August 14, 2026, with no effect on the condensed statement of operations. The March 2025 Warrants remain outstanding following the extinguishment of the March 2025 Investor Note in February 2026, and expire on March 11, 2030.

The Series A warrants contain provisions that may reduce the exercise price, including upon certain issuances of Common Stock or equity-linked securities below the exercise price and upon a stock split or reverse stock split, and permit the holder to exercise on a cashless basis for 0.65 shares per warrant if the underlying shares are not registered and available for resale. Through September 30, 2026, no adjustment to the exercise price of the Series A Warrants occurred. In October 2026, in connection with the Company’s initial issuances of Common Stock under the CEF facility at $0.49 per share, the exercise price of the Series A Warrants was reduced from $12.50 to $0.49 per share pursuant to the warrants’ anti-dilution provisions.

2025 Employee Stock Purchase Plan

Effective as of the Merger, the Board adopted the Fold Holdings, Inc. 2025 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 1,216,254 shares of the Company's Common Stock were initially reserved for issuance; such amount increases annually pursuant to an evergreen provision within the ESPP by a number of shares equal to 1% of the shares of Common Stock outstanding as of the end of the fiscal year. The ESPP allows eligible employees to purchase shares of Common Stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan or offering limitations. On August 1, 2025, the Compensation Committee of the Board (the "Compensation Committee") approved a series of successive offerings under the ESPP, each consisting of consecutive six-month offering periods that automatically commence each March 1 and September 1, unless cancelled or modified.

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

During the nine months ended September 30, 2026, 122,752 shares of Common Stock were purchased by eligible employees at an average purchase price of $0.82 per share, representing 85% of the lower of the fair market value of Common Stock on the enrollment date or the purchase date. Total stock-based compensation expense recognized in connection with the ESPP was nominal during the same period.

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

2025 Equity Line of Credit

On June 16, 2025, the Company entered into the Facility and a Registration Rights Agreement, each with SZOP Opportunities I LLC ("SZOP"). Pursuant to the Facility, the Company had the right to sell to SZOP up to the lesser of (i) $250 million of newly issued Fold Common Stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Facility), from time to time during the 24-month term of the Facility. The execution and timing of sales of Common Stock pursuant to the Facility were solely at the option of the Company, and the Company was under no obligation to sell any securities to SZOP under the Facility.

The Company began delivering Advance Notices (as defined in the Facility) under the Facility in September 2025. During the three months ended September 30, 2026, the Company did not sell any shares of Common Stock pursuant to the Facility. During the nine months ended September 30, 2026, the Company sold 4.40 million shares of Common Stock pursuant to the Facility for gross proceeds of $3.2 million. During the nine months ended September 30, 2026, the Company recognized $0.2 million of amortization related to deferred issuance costs.

On August 27, 2026, the Company delivered written notice to SZOP, notifying them of the Company's election to terminate the Facility. In accordance with the termination provisions of the Facility, the termination became effective on September 3, 2026. As of the date of such notice, there were no outstanding Advance Notices under which the Company was obligated to issue shares of the Company's common stock to SZOP. The Company terminated the Facility to evaluate and pursue alternative financing. The Company did not incur any prepayment fees or penalties as a result of terminating the Facility. See the Company's Current Report on Form 8-K dated August 27, 2026 for further information.

2026 Committed Equity Facility

On September 4, 2026, the Company entered into a Common Stock Purchase Agreement (the "CEF Facility") and a related Registration Rights Agreement, each with Roth Principal Investments, LLC (the "Investor"), an affiliate of Roth Capital Partners, LLC. Pursuant to the CEF Facility, the Company has the right to sell to the Investor up to the lesser of (i) $25.0 million of newly issued Fold common stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the CEF Facility), from time to time during the 36-month term of the CEF Facility.

The execution and timing of sales of Common Stock pursuant to the CEF Facility are solely at the option of the Company, and the Company is under no obligation to sell any securities to the Investor under the CEF Facility. The total number of shares to be sold to the Investor is limited to the extent that the shares would not result in the Investor and its affiliates having shares in excess of the beneficial ownership limitation of 4.99%, and further subject to the Exchange Cap under the CEF Facility. The purchase price of shares sold to the Investor will be equal to 97.0% of the volume weighted average price of the Common Stock during the applicable valuation period for Market Open and Intraday Purchases or 95.0% of the volume weighted average price of the Common Stock for Pre-Market and Post-Market (Extended Hours) Purchases.

As part of the agreement, the Company agreed to pay a commitment fee of up to $500,000, which shall be paid for over time from sale proceeds from the CEF Facility, which is recorded as a reduction of additional paid-in capital as shares are sold. The Company determined that the right to sell shares of the Company's Common Stock to the Investor pursuant to the CEF Facility represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price are settled within one to two business days. As of September 30, 2026, the Company had not sold shares of Common Stock pursuant to the CEF Facility.

9. SHARE-BASED COMPENSATION EXPENSE

Prior to the Merger, Fold Predecessor granted Restricted Stock Awards ("RSAs") and Restricted Stock Units (“RSUs”) under the Fold, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). In connection with the Merger, the Company adopted the 2025 Incentive Award Plan (the "2025 Equity Plan") and the ESPP which became effective immediately on the date of the Merger. See Note 8 for further information regarding the Company's ESPP. Collectively, the 2019 Equity Plan and 2025 Equity Plan are referred to as the "Equity Plans".

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

The purpose of the Equity Plans is to offer select Participants (defined as employees, consultants, or outside directors) the opportunity to acquire equity in the Company through the awards of Options, RSAs, Stock Appreciation Rights, RSUs, and Other Stock Awards (collectively and individually, “Awards”). RSUs are Awards of an unfunded and unsecured right to receive shares of Common Stock

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

(or cash or a combination of shares of Common Stock and cash, as determined in the sole discretion of the Board) upon settlement of the Award. RSAs are Awards of restricted shares of Company Common Stock. Each Award may or may not be subject to vesting. Vesting occurs upon satisfaction of the conditions specified in each individual award agreement. As of September 30, 2026, the Company has not issued any Options, Stock Appreciation Rights, or Other Stock Awards through the Equity Plans.

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

The Company recognized $1.7 million and $5.1 million of share-based compensation expense for the three and nine months ended September 30, 2026, respectively. The Company recognized $1.6 million and $8.5 million of share-based compensation expense for the three and nine months ended September 30, 2025, which included $4.4 million of share-based compensation expense that was immediately recognized due to the performance condition being satisfied on February 14, 2025. There was $12.6 million of unrecognized share-based compensation expense related to unvested awards as of September 30, 2026. The unrecognized compensation expense will be recognized on a straight-line basis over the weighted average vesting period of 2.63 years.

Restricted Stock Award

The Company's awarded RSAs are not subject to any performance condition vesting requirements and are instead subject only to service conditions. We recorded no share-based compensation expense for the nine months ended September 30, 2026 and 2025. There was no unrecognized compensation expense related to RSAs as of September 30, 2026 or December 31, 2025. There were no additional RSAs granted during the nine months ended September 30, 2026 or September 30, 2025.

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

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

RSU and RSA activity

The following table summarizes RSU and RSA share activity under the Equity Plans for the nine months ended September 30, 2026 and 2025:

	RSUs	RSAs
Shares nonvested at January 1, 2026	3,590,873	-
Granted	2,843,562	-
Vested	(1,477,075)	-
Forfeited	(105,574)	-
Shares nonvested at September 30, 2026	4,851,786	-

	RSUs	RSAs
Shares nonvested at January 1, 2025	2,098,620	17,270
Granted	3,426,086	-
Vested	(1,650,367)	(17,270)
Forfeited	(149,281)	-
Shares nonvested at September 30, 2025	3,725,058	-

10. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to, or pursue, other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our condensed financial position, liquidity, capital resources, or results of operations.

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

11. INCOME TAXES

During the three and nine months ended September 30, 2026, the Company had net losses before income taxes of $2.6 million and $41.5 million, respectively, and a nominal amount of income tax expense. During the three and nine months ended September 30, 2025, the Company had net income and net losses before income taxes of $0.6 million and $34.9 million, respectively, and a nominal amount of income tax expense. For the three and nine months ended September 30, 2026 and 2025, the Company recognized nominal income tax expense instead of an income tax benefit at the expected federal tax rate of 21% due to certain losses that are not deductible for tax purposes and an increase in the valuation allowance, partially offset by the effect of state income taxes.

As of September 30, 2026, the Company has federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Section 382 imposes an annual limitation on the amount of taxable income that can be offset by NOLs following a greater than 50% ownership change by 5% shareholders over a rolling three-year period. As of September 30, 2026, the Company has not completed a study to assess Section 382. Until this analysis is complete, no assurance can be given that the Company will be able to fully utilize its NOL carryforwards. If a limitation is determined to apply, it could materially impact the Company’s ability to offset future taxable income and reduce future cash tax obligations. The Company will update this disclosure in future filings as more information becomes available.

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

12. FAIR VALUE MEASUREMENTS

Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2, and Level 3 as follows:

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$20,653,640	$20,653,640	$-	$-
Total assets	$20,653,640	$20,653,640	$-	$-

Liabilities:
Customer rewards liability	$6,388,310	$-	$-	$6,388,310
February 2026 Investor Note - embedded derivative	135	-	-	135
Total liabilities	$6,388,445	$-	$-	$6,388,445

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$140,531,660	$140,531,660	$-	$-
Total assets	$140,531,660	$140,531,660	$-	$-

Liabilities:
Customer rewards liability	$6,872,869	$-	$-	$6,872,869
March 2025 Investor Note	47,207,556	-	-	47,207,556
Total liabilities	$54,080,425	$-	$-	$54,080,425

The fair value of our digital assets was determined using the Level 1 input of bitcoin prices in the market we determined to be the principal market as of September 30, 2026 and December 31, 2025.

Customer rewards liability

The customer rewards liability is classified as a Level 3 financial instrument within the fair value hierarchy primarily due to the reward forfeiture rate applied to the value of the bitcoin obligation, which is an unobservable input to the fair value measurement. The Company has determined the bitcoin price based on its value in the market we determined to be the principal market for the related digital asset as of September 30, 2026 and December 31, 2025, which is considered a Level 1 input. The forfeiture rate is then applied to reflect an estimated breakage rate of rewards that have been forfeited based on the contractual terms and conditions of our Rewards Program and historical trends of forfeiture rates on a three-year trailing basis. The estimated forfeiture rate applied to our customer rewards liability for the periods ended September 30, 2026 and December 31, 2025 was 10%.

Convertible Note

In February 2026, the Company repaid the March 2025 Investor Note through the delivery of 500 bitcoin. Because the note was extinguished via a fixed delivery of bitcoin, the Company determined that the spot price of bitcoin on the repayment date represented the best estimate of fair value immediately prior to settlement. The resulting fair value adjustment, measured as the difference between the December 31, 2025 fair value and the settlement-date fair value, was recorded in the change in fair value of the convertible note within the condensed statements of operations.

The following table summarizes the changes in fair value associated with Level 3 convertible note financial instruments held at the beginning or end of the periods presented:

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Convertible Note
Balance at January 1, 2025	$-
Additions	46,279,500
Fair value adjustment - day one loss on issuance of debt	12,753,994
Fair value adjustment - change in fair value	1,716,689
Balance at September 30, 2025	$60,750,183
Fair value adjustment - change in fair value	(13,542,627)
Balance at December 31, 2025	$47,207,556
Fair value adjustment - change in fair value	(13,200,089)
Settlement - delivery of 500 bitcoin	(34,007,467)
Balance at September 30, 2026	$-

Embedded Derivative

The fair value of the bifurcated derivative liability associated with the February 2026 Investor Note (refer to Note 7) was determined using a Monte Carlo simulation model, which requires the use of several inputs and significant assumptions, including the risk-free rate, bitcoin price volatility, the Company's enterprise value volatility, and the correlation between bitcoin returns and the Company's enterprise value returns.

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

13. CUSTODY OF DIGITAL ASSETS

Fold partners with BitGo Bank & Trust, National Association (f/k/a BitGo Trust Company, Inc.), a federally chartered national trust bank (“BitGo”), who is a qualified custodian. We do not own digital assets held in a custodial capacity on behalf of our customers. We maintain internal record keeping of those assets and are obligated to safeguard the assets. We do not hold the cryptographic key information on behalf of our customers. The qualified custodian used by Fold holds our customer cryptographic key information. We are not aware of any actual or possible safeguarding loss events requiring recognition under ASC 450-20, Loss Contingencies, as of and for the nine months ended September 30, 2026 or year ended December 31, 2025.

The fair value of customer digital assets held by our qualified custodian totaled $25.5 million and $21.3 million at September 30, 2026 and December 31, 2025, respectively. These assets are not recorded in the Company's balance sheets. Similarly, as the Company has an obligation to safeguard these assets, it has a corresponding unrecorded liability of $25.5 million and $21.3 million at September 30, 2026 and December 31, 2025, respectively. Since the risk of loss is remote, the Company did not record a contingent liability at September 30, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because it has no known or historical experience of claims to use as a basis of measurement, and it accounts for and continually verifies the amount of digital assets within its qualified custodians' control.

14. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(2,649,889)	$554,242	$(41,469,352)	$(34,899,390)
Net income (loss) attributable to common stockholders, basic and diluted	$(2,649,889)	$554,242	$(41,469,352)	$(34,899,390)

Denominator:
Weighted-average shares used to compute net income (loss) per share, basic and diluted	54,841,913	46,911,561	51,629,478	39,781,781
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.05)	$0.01	$(0.80)	$(0.88)

The following potential Common Stock were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested restricted stock units (1)	4,851,786	3,725,058	4,851,786	3,725,058
Convertible notes (2)	-	5,924,582	-	5,924,582
Investor warrants (3)	14,229,813	15,099,378	14,229,813	15,099,378
Employee stock purchase plan (4)	4,121	-	1,374	-
Total anti-dilutive securities	19,085,720	24,749,018	19,082,973	24,749,018

(1) Potentially dilutive securities attributable to outstanding unvested restricted stock units are excluded from the calculation of diluted loss per share as the effect of the incremental Common Stock would be anti-dilutive and are therefore excluded from the income (loss) per share calculation.

(2) The June 2025 Amended Note contained a conversion feature that allowed the investor the option to convert the June 2025 Amended Note in exchange for 2,222,222 shares of Common Stock. The March 2025 Investor Note contained a conversion feature that allowed the investor the option to convert in exchange for 3,702,360 shares of Common Stock. The effect of the incremental Common Stock issuable upon a conversion of these notes was anti-dilutive based on Fold's average share price for the three and nine months ended September 30, 2025 and was therefore excluded from the income (loss) per share calculation.

(3) As of September 30, 2026, the Company had (1) 12,434,658 public warrants related to legacy FTAC Emerald at an exercise price of $11.50; (2) 869,565 Series A Warrants, at an exercise price of $12.50; and (3) 925,590 March 2025 Warrants outstanding at an exercise price of $15.00. As of September 30, 2025, the Company also had 869,565 Series C Warrants outstanding at an exercise price of $9.00, which expired on August 14, 2026. These warrants are considered anti-dilutive based on Fold's average share price for the three and nine months ended September 30, 2026 and 2025, and are therefore excluded from the income (loss) per share calculation.

(4) Potentially dilutive securities attributable to the employee stock purchase plan are excluded from the calculation of diluted shares outstanding as of September 30, 2026. The effect of the incremental Common Stock would be anti-dilutive and therefore excluded from the loss per share calculation.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events, if any, that would require an adjustment to the Company’s financial statements or require disclosure in the notes to the financial statements through November 10, 2026, the date the financial statements were available to be issued. Where applicable, the notes to these financial statements have been updated to discuss significant subsequent events which have occurred.

Additionally, the Company identified the following subsequent events for disclosure:

On October 22, 2026, at a special meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s

Fold Holdings, Inc.

Notes to Unaudited Condensed Financial Statements

Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock at a ratio of not less than 1-for-2 and not more than 1-for-50, with the exact ratio and timing to be determined by the Board. As of the date these condensed financial statements were issued, the Board had not yet determined whether to proceed with a reverse stock split or any potential ratio thereof. The Company intends to effect the reverse stock split, if at all, in order to regain compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) before the end of the compliance period on January 11, 2027 (see Part II, Item 1A).

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

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations, as well as management’s beliefs and assumptions, and involve a high degree of risk and uncertainty. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements that include the words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions that convey uncertainty of future events or outcomes are forward-looking statements. Our actual results could differ materially from those discussed or suggested in the forward-looking statements herein. Factors that could cause or contribute to such differences include those described in Item 1A - Risk Factors of our Annual Report filed March 17, 2026 and in our subsequent filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements in this document are based on information available to us as of the filing date of this Quarterly Report and we assume no obligation to update any forward-looking statements or the reasons why our actual results may differ. See also the Cautionary Note Regarding Forward-Looking Statements in the forepart of this Quarterly Report.

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

Business overview

Fold Holdings, Inc. is a financial services company built on a simple premise: consumers should be able to save, spend, and earn rewards in both U.S. dollars (“USD”) and bitcoin through a single platform. Fold’s consumer offerings include an FDIC-insured checking account, a Visa debit card (the "Fold Debit Card"), a Visa credit card (the "Fold Credit Card"), bill payment services, a bitcoin gift card, and an extensive catalog of merchant reward offers. The Company also offers various forms of bitcoin buying and selling with low-to-zero fees and insured custody. By integrating both dollars and bitcoin within familiar financial products, the Company aims to give consumers a single, practical platform for managing their everyday finances. The Company's products and services are available in the United States through the Fold mobile application (the “Fold App”).

Since Fold was founded, we have sought to be a pioneer in bitcoin consumer financial services. In 2020, we partnered with Visa to launch the first ever bitcoin rewards debit card. In 2022, we launched a bitcoin trading and custody product and have since added a comprehensive suite of purchase options including spot buys, dollar-cost averaging, direct paycheck conversion, and round-ups. In 2024, we provided consumers the ability to “get on zero” - the ability to live primarily off of bitcoin instead of fiat currency - and we launched a rewards product for ACH payments that allows users to earn up to 1.5% back on paying mortgages, rent, and other bill payments. In May 2025, we released the Bitcoin Gift Card, the first of its kind to appear in physical retail networks across the country. In January 2026, we introduced the Employee Bitcoin Bonus program, which allows employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. In March 2026, we launched our Fold Credit Card, a bitcoin rewards credit card, in partnership with Stripe and Visa. Most recently, in October 2026, we launched Fold Reserve, a rewards program that enables consumers to unlock better rates across everything Fold offers: credit card, debit card, bill pay, bitcoin exchange, and merchant offers. We expect to continue to innovate and expand in the consumer financial services space over the coming years.

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

Recent developments

In January 2026, we introduced the Employee Bitcoin Bonus program, which allows participating employers to offer bitcoin bonuses to their employee base and manage those assets through Fold, and announced Steak 'n Shake as our first partner for this program. Revenue and operating results from the Employee Bitcoin Bonus program were not material during the nine months ended September 30, 2026.

In March 2026, we launched the Fold Credit Card on a limited basis, and we plan to continue to roll out this card to a larger customer base over the coming quarters. Revenue from the credit card program was not material during the nine months ended September 30, 2026.

On July 14, 2026, the Company received a deficiency notice from Nasdaq indicating the Company is out of compliance with Nasdaq Rule 5550(a)(2), which requires the Company's minimum bid price to remain at least $1.00 per share. On October 22, 2026, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding Common Stock, in order to regain compliance with the minimum bid price requirement of Nasdaq’s Listing Rules. The decision to proceed with the reverse stock split is subject to the Board's discretion. See Note 15 to the condensed financial statements for further information about the reverse stock split.

On August 27, 2026, the Company delivered written notice to SZOP Opportunities I LLC ("SZOP") of the existing $250 million equity purchase facility (the “Facility”) notifying them of the Company's election to terminate the Facility. As of the date of such notice, there were no outstanding Advance Notices under which the Company was obligated to issue shares of the Company's common stock to SZOP.

On September 4, 2026, the Company entered into an agreement for a $25 million committed equity facility (the "CEF Facility"). Pursuant to the CEF Facility, the Company, in its sole discretion, has the right, but not obligation, to issue and sell up to $25 million in newly issued shares of the Company's Common Stock, subject to certain conditions. The Company is not required to use the CEF Facility and controls the timing and amount of any drawdown on the CEF Facility, subject to certain restrictions. The Company anticipates using the proceeds of the CEF Facility for, without limitation, working capital and general corporate purposes. As of September 30, 2026, the Company has not sold shares of Common Stock pursuant to the CEF Facility. Refer to Note 8 for further information.

In October 2026, the Company launched Fold Reserve, a rewards program that enables consumers to unlock better rates across the Fold Credit Card, the Fold Debit Card, bill pay, and merchant offers. Fold Reserve also allows customers to access our bitcoin exchange with no trading fee and no added Fold spreads, making it one of the most competitive bitcoin exchange products in the market. Non-Reserve customers will continue to be assessed both transaction fees and Fold spreads. To participate in Fold Reserve, customers add funds into a closed-loop ecosystem for use across Fold products and services. The Company holds those Reserve funds together in a pooled reserve in U.S. treasuries and money market funds, earning yield on those underlying funds. This represents an important shift for Fold into recurring balance-based economics which expands upon our existing transaction-based economics. The removal of Fold spreads incentivizes customers to add funds into Fold Reserve, which we view as an important economic growth driver for the business. As a result, the Fold Reserve program benefits may result in lower custody and trading revenues in the future. Revenues associated with the Bitcoin Gift Card are not directly impacted by Fold Reserve.

Looking ahead

Fold has a proven track record of launching products that enhance engagement with our current customers and attract new customers to our platform. We intend to continue to build on this success by expanding our existing offerings to further engage our existing users, and we expect to introduce new products to attract new customers. Here is how we intend to continue our momentum:

Product strategy

As highlighted above, we have successfully launched several new product lines during the last twelve months: (1) the Employee Bitcoin Bonus program, (2) the Fold Credit Card, and (3) Fold Reserve. We expect these products to continue to expand to more users and to collectively drive higher volumes, revenues, and margins, and we also expect them to both drive new user acquisition and contribute to deeper engagement within the Fold ecosystem. Over the course of the next few quarters we will continue to explore opportunities to add new consumer financial services that complement and enhance our current offerings.

The timing, execution, and effectiveness of our product and feature releases will impact our ability to meet financial targets for 2026 and beyond; however, we expect that each of these releases will further enhance our existing market position and drive increased volumes across the platform.

Growth strategy

In addition to our product strategy, we intend to grow our customer base, transaction volumes, and revenues through increased investment into organic and paid marketing channels that have proven successful to-date.

Fold intends to continue to leverage our social media channels and customer referral program to drive growth via organic channels which have been our primary growth channels to date. To further accelerate growth, we may increase investments in paid marketing and affiliate opportunities in conjunction with key product rollouts.

While we expect our existing products to benefit from this growth strategy, we also expect new products to create synergies across product lines and attract new users who are looking for a more comprehensive suite of financial products.

Bitcoin treasury strategy

As of September 30, 2026, we held approximately 247 BTC in our bitcoin treasury which had a market value of $20.7 million on September 30, 2026, which was approximately $83.6 thousand per bitcoin.

Fold’s purpose for holding bitcoin in treasury is twofold: (1) to fulfill bitcoin rewards to customers in accordance with the terms and conditions of Fold’s user agreements (“Rewards Treasury”); and (2) as a treasury asset to support our operating business (“Investment Treasury”). The following is a summary of Fold’s bitcoin held in treasury as of the dates shown:

	September 30, 2026	December 31, 2025
Rewards treasury (USD)	$6,388,310	$6,872,869
Investment treasury (USD)	14,265,330	133,658,791
Total bitcoin treasury (USD)	$20,653,640	$140,531,660

	September 30, 2026	December 31, 2025
Rewards treasury (BTC)	76	79
Investment treasury (BTC)	171	1,527
Total bitcoin treasury (BTC)	247	1,606

Our Investment Treasury strategy contemplates that we may from time to time (i) sell bitcoin for general corporate purposes to support our operating business, (ii) pledge or commit a portion of our bitcoin as collateral for purposes of entering into financing transactions, (iii) utilize our bitcoin as reserve collateral for various products used in our operating business, and/or (iv) consider opportunities to create income streams or otherwise generate funds using our bitcoin holdings. We may from time to time identify and/or implement additional strategies to more effectively utilize our Investment Treasury to support our overall business. Until such time that we consider it appropriate to utilize our bitcoin in one of those ways, we intend to hold bitcoin as a near- to long-term investment to preserve potential upside in the value of that bitcoin.

In February 2026, the Company sold 200 bitcoin for $14.4 million, or approximately $71.9 thousand per bitcoin, and repaid the March 2025 Investor Note by returning the 500 bitcoin that were previously reserved as collateral against that note. In June 2026, the Company sold 632 bitcoin for $44.7 million, or approximately $70.8 thousand per bitcoin, of which $20.0 million of the proceeds was used to repay in full the outstanding balance under the Credit Facility. As of September 30, 2026, no amounts were outstanding and no bitcoin was held as collateral under the Credit Facility.

Bitcoin Price History

Our volumes and revenue remain subject to ongoing bitcoin price volatility and broader macroeconomic conditions. Below is a summary of the market price of bitcoin for each of the last five quarters, including the low and high prices during each quarter, the quarter-end price and the change from the prior quarter end.

USD market price per bitcoin (in thousands)
Quarter ended	Low during quarter (1)	High during quarter (1)	Quarter-end price (2)	Change from prior quarter end
September 30, 2025	$105.12	$124.53	$114.07	6.4%
December 31, 2025	80.52	126.30	87.50	(23.3%)
March 31, 2026	60.00	97.96	68.22	(22.0%)
June 30, 2026	58.00	82.81	58.52	(14.2%)
September 30, 2026	$57.72	$87.40	$83.56	42.8%

(1) Lowest and highest trade price for one bitcoin on the Coinbase exchange during the quarter (UTC days).

(2) Market price of one bitcoin on the Coinbase exchange at 11:59:59 pm UTC on the last day of the quarter.

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

During the three months ended September 30, 2026, we added over 1,500 Verified Accounts, bringing total Verified Accounts to over 88,500.

Transaction Volumes

Transaction Volume is inclusive of deposits, spend, and withdrawals across our platform and are inclusive of both fiat (“USD”) and bitcoin (“BTC”) transaction volumes. We consider Transaction Volume a key operating metric as the majority of our revenues are derived from these volumes.

From inception through September 30, 2026, Fold processed over $3.9 billion in Transaction Volume through our platform. For the three months ended September 30, 2026, we averaged approximately $53 million in Transaction Volume per month.

Results of operations for the three months ended September 30, 2026 and 2025

Results of operations

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues, net	$4,161,541	$7,398,939	$(3,237,398)	(43.8%)

Operating expenses
Banking and payments costs	3,108,563	6,519,736	(3,411,173)	(52.3%)
Custody and trading costs	1,301,886	244,954	1,056,932	431.5%
Compensation and benefits	3,715,573	3,728,954	(13,381)	(0.4%)
Marketing expenses	170,471	237,625	(67,154)	(28.3%)
Professional fees	828,454	1,294,394	(465,940)	(36.0%)
Amortization expense	184,361	232,853	(48,492)	(20.8%)
(Gain) loss on customer rewards liability	1,968,920	506,796	1,462,124	288.5%
(Gain) loss on digital assets - rewards treasury	(2,121,385)	(637,712)	(1,483,673)	232.7%
Other selling, general and administrative expenses	1,317,819	1,211,657	106,162	8.8%
Total operating expenses	10,474,662	13,339,257	(2,864,595)	(21.5%)
Operating loss	(6,313,121)	(5,940,318)	(372,803)	6.3%

Other income (expense)
Gain (loss) on digital assets - investment treasury	4,078,913	10,238,866	(6,159,953)	(60.2%)
Change in fair value of convertible note	-	(2,626,932)	2,626,932	(100.0%)
Interest expense	(537,155)	(1,179,216)	642,061	(54.4%)
Other income	128,620	60,961	67,659	111.0%
Other income (expense), net	3,670,378	6,493,679	(2,823,301)	(43.5%)

Net income (loss) before income taxes	(2,642,743)	553,361	(3,196,104)	(577.6%)
Income tax expense (benefit)	7,146	(881)	8,027	(911.1%)
Net income (loss)	$(2,649,889)	$554,242	$(3,204,131)	(578.1%)

Revenue

	Three Months Ended September 30,
Revenue stream	2026	2025	$ Change	% Change
Banking and payments revenues	$2,715,409	$7,054,195	$(4,338,786)	(61.5%)
Custody and trading revenues	1,279,911	$346,478	933,433	269.4%
Other revenues	169,256	$866	168,390	NM(i)
Less: Sales returns and allowances	(3,035)	$(2,600)	(435)	16.7%
Revenues, net	$4,161,541	$7,398,939	$(3,237,398)	(43.8%)

(i) Not meaningful ("NM")

Net revenue for the three months ended September 30, 2026 decreased 44% to $4.2 million, compared to net revenue of $7.4 million for the three months ended September 30, 2025. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $0.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively.

The decrease in revenues reflects the broader downturn in digital asset markets that began in the fourth quarter of 2025. Specifically, for the three months ended September 30, 2026, we averaged approximately $53 million in Transaction Volume per month, compared to $78 million per month for the three months ended September 30, 2025.

Banking and payments

Banking and payments revenues decreased $4.3 million year-over-year, primarily due to lower merchant offers revenue which decreased 64% from $6.6 million for the three months ended September 30, 2025 to $2.4 million for the three months ended September 30, 2026. This decrease in merchant offers revenues resulted primarily from (i) the decrease in customer volumes noted above, as well as (ii) the Company's continued optimization of its merchant offers portfolio to prioritize higher-margin offers, which reduced overall transaction volumes while improving unit economics. The Company is the principal in merchant offer transactions and therefore recognizes (1) gross revenues for the sales price of merchant offers sold to the customer, and (2) gross costs of sales for the cost of each merchant offer sold. Consequently, merchant offers cost of sales decreased by a similar amount, from $6.6 million for the three months ended September 30, 2025 to $2.4 million for the three months ended September 30, 2026.

Custody and trading

Net revenues from custody and trading increased by 269% from $0.3 million for the three months ended September 30, 2025 to $1.3 million for the three months ended September 30, 2026. The majority of that increase came from revenues associated with the Fold Bitcoin Gift Card program, which were $1.2 million for the three months ended September 30, 2026 compared to $0.2 million for the three months ended September 30, 2025.

Operating expenses

Banking and payments costs

Banking and payments costs decreased in relation to our decreased merchant offer volumes as noted above. Costs of sales from merchant offers decreased 64% from $6.6 million for the three months ended September 30, 2025 to $2.4 million for the three months ended September 30, 2026.

Custody and trading costs

Custody and trading costs were $1.3 million for the three months ended September 30, 2026, compared to $0.2 million for the three months ended September 30, 2025. This increase was in direct relation to the increase in revenues from the Fold Bitcoin Gift Card.

Compensation and benefits

Compensation and benefits expense for the three months ended September 30, 2026 remained flat compared to the three months ended September 30, 2025. This is a reflection of a stable employee headcount over this comparable period, and we do not expect to materially increase headcount in the near term.

Marketing expenses

Marketing expenses for the three months ended September 30, 2026 remained flat compared to the three months ended September 30, 2025.

Professional fees

Professional fees decreased 36% to $0.8 million for the three months ended September 30, 2026, compared to $1.3 million for the three months ended September 30, 2025. This decrease was driven primarily by lower fees paid to external legal counsel and third-party consultants compared to 2025 which included costs incurred to support our Merger with FTAC Emerald and financing transactions.

Gain (loss) on customer rewards liability and digital assets - rewards treasury

Bitcoin price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the three months ended September 30, 2026 and 2025. See USD Bitcoin Pricing table above.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased 9% from $1.2 million for the three months ended September 30, 2025 to $1.3 million for the three months ended September 30, 2026. This increase was primarily driven by higher contract labor.

Other income (expense)

Bitcoin price changes were the primary driver of gains (losses) for digital assets - investment treasury for the three months ended September 30, 2026 and 2025, with the magnitude of these amounts also affected by the lower bitcoin balance held in the Investment Treasury following the Company's bitcoin sales during the period. See USD Bitcoin Pricing table above.

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. During the three months ended September 30, 2025, the Company incurred a loss of $2.6 million due to the change in the fair value of the convertible note.

For the three months ended September 30, 2026, we incurred interest expense of $0.5 million related to the February 2026 Investor Note, which includes amortization expense related to the debt discount. For the three months ended September 30, 2025, we incurred interest expense of $0.4 million for the June 2025 Amended Investor Note and $0.5 million related to the March 2025 Investor Note. Interest expense also includes amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Results of operations for the nine months ended September 30, 2026 and 2025

Results of operations

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues, net	$15,843,759	$22,662,702	$(6,818,943)	(30.1%)

Operating expenses
Banking and payments costs	13,023,182	20,961,281	(7,938,099)	(37.9%)
Custody and trading costs	2,639,340	433,550	2,205,790	NM(i)
Compensation and benefits	11,539,907	13,863,551	(2,323,644)	(16.8%)
Marketing expenses	1,166,917	1,258,346	(91,429)	(7.3%)
Professional fees	3,751,700	4,353,244	(601,544)	(13.8%)
Amortization expense	514,425	430,761	83,664	19.4%
(Gain) loss on customer rewards liability	(284,149)	1,477,444	(1,761,593)	(119.2%)
(Gain) loss on digital assets - rewards treasury	687,458	(1,961,803)	2,649,261	(135.0%)
Other selling, general and administrative expenses	4,717,047	3,612,533	1,104,514	30.6%
Total operating expenses	37,755,827	44,428,907	(6,673,080)	(15.0%)
Operating loss	(21,912,068)	(21,766,205)	(145,863)	0.7%

Other income (expense)
Gain (loss) on digital assets - investment treasury	(24,445,385)	31,203,938	(55,649,323)	(178.3%)
Change in fair value of SAFEs	-	(6,503,113)	6,503,113	(100.0%)
Change in fair value of convertible note	13,200,089	(14,470,683)	27,670,772	(191.2%)
Convertible note issuance costs and fees	-	(9,569,109)	9,569,109	(100.0%)
Legal settlements	(1,374,828)	-	(1,374,828)	NM(i)
Loss on extinguishment of debt	(4,005,132)	(9,612,199)	5,607,067	(58.3%)
Interest expense	(3,732,864)	(4,425,703)	692,839	(15.7%)
Other income	811,453	247,662	563,791	227.6%
Other income (expense), net	(19,546,667)	(13,129,207)	(6,417,460)	48.9%

Net loss before income taxes	(41,458,735)	(34,895,412)	(6,563,323)	18.8%
Income tax expense (benefit)	10,617	3,978	6,639	166.9%
Net loss	$(41,469,352)	$(34,899,390)	$(6,569,962)	18.8%

(i) Not meaningful ("NM")

Revenue

	Nine Months Ended September 30,
Revenue stream	2026	2025	$ Change	% Change
Banking and payments revenues	$12,940,443	$21,897,376	$(8,956,933)	(40.9%)
Custody and trading revenues	2,717,484	739,933	1,977,551	267.3%
Other revenues	197,037	63,017	134,020	212.7%
Less: Sales returns and allowances	(11,205)	(37,624)	26,419	(70.2%)
Revenues, net	$15,843,759	$22,662,702	$(6,818,943)	(30.1%)

Net revenue for the nine months ended September 30, 2026 decreased by $6.8 million, or 30%, to $15.8 million, compared to net revenue of $22.7 million for the nine months ended September 30, 2025. Those amounts are net of reductions in revenue related to Revenue Rewards totaling $1.1 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

The decrease in revenues was driven in part by the broader downturn in digital asset markets that began in the fourth quarter of 2025, which had a direct impact on customer activity within our platform. Specifically, for the nine months ended September 30, 2026, we averaged approximately $55 million in Transaction Volume per month, compared to $83 million per month for the nine months ended September 30, 2025.

Banking and payments

Banking and payments revenues decreased $9.0 million year-over-year, primarily due to lower merchant offers revenue, which decreased 43% from $20.6 million for the nine months ended September 30, 2025 to $11.7 million for the nine months ended September 30, 2026. This decrease in merchant offers revenues resulted primarily from (i) the decrease in customer volumes noted above, as well as (ii) the Company's continued optimization of its merchant offers portfolio to prioritize higher-margin offers, which reduced overall transaction volumes while improving unit economics. The Company is the principal in merchant offer transactions and therefore recognizes (1) gross revenues for the sales price of merchant offers sold to the customer, and (2) gross costs of sales for the cost of each merchant offer sold. Consequently, merchant offers cost of sales decreased by a similar amount, from $20.3 million for the nine months ended September 30, 2025 to $11.7 million for the nine months ended September 30, 2026.

Excluding merchant offers, our net banking and payments revenues for the nine months ended September 30, 2026 and nine months ended September 30, 2025 were $1.1 million and $1.3 million, respectively.

Custody and trading

Net revenues from custody and trading increased by 267% from $0.7 million for the nine months ended September 30, 2025 to $2.7 million for the nine months ended September 30, 2026. The increase was primarily driven by revenues associated with the Fold Bitcoin Gift Card program, which were $2.4 million for the nine months ended September 30, 2026, compared to $0.2 million for the nine months ended September 30, 2025.

Operating expenses

Banking and payments costs

Banking and payments costs decreased in relation to our decreased merchant offer volumes as noted above. Costs of sales from merchant offers decreased 42% from $20.3 million for the nine months ended September 30, 2025 to $11.7 million for the nine months ended September 30, 2026.

Excluding merchant offers and Visa rebates, our banking and payments costs remained flat for the nine months ended September 30, 2026.

Custody and trading costs

Custody and trading costs were $2.6 million for the nine months ended September 30, 2026, compared to $0.4 million for the nine months ended September 30, 2025. This increase was in direct relation to the increase in revenues from the Fold Bitcoin Gift Card.

Compensation and benefits

Compensation and benefits expense for the nine months ended September 30, 2026 decreased 16.8% compared to the nine months ended September 30, 2025. The decrease was primarily driven by share based compensation expense for the nine months ended September 30, 2026 and September 30, 2025 of $5.1 million and $8.5 million, respectively. Share-based compensation expense for the nine months ended September 30, 2025 included $4.4 million of share-based compensation expense that was recognized on February 14, 2025 as a result of the Merger with FTAC Emerald. The decrease was partially offset by an increase in payroll expenses of $1.0 million year over year, driven by increased headcount as we scaled our team throughout 2025. Our headcount has remained mostly flat throughout 2026 and we do not expect to materially increase headcount in the near term.

Marketing expenses

Marketing expenses were $1.2 million for the nine months ended September 30, 2026 compared to $1.3 million for the nine months ended September 30, 2025.

Professional fees

Professional fees decreased to $3.8 million for the nine months ended September 30, 2026, compared to $4.4 million for the nine months ended September 30, 2025. This decrease was driven primarily by lower fees paid to external legal counsel and third-party consultants compared to 2025 which included costs incurred to support our Merger with FTAC Emerald and financing transactions.

Gain (loss) on customer rewards liability and digital assets - rewards treasury

Bitcoin price changes were the primary driver of gains (losses) for both customer rewards liabilities and digital assets - rewards treasury for the nine months ended September 30, 2026 and 2025. See USD Bitcoin Pricing table above.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses increased from $3.6 million for the nine months ended September 30, 2025 to $4.7 million for the nine months ended September 30, 2026. This increase was primarily driven by higher marketing agency and contractor costs related to brand, creative, and public relations initiatives, increased software subscription costs to support compliance, tax reporting, data and analytics, and engineering productivity, and higher travel, partially offset by lower insurance premiums and capitalization of contractor costs related to internal-use software.

Other income (expense)

Bitcoin price changes were the primary driver of gains (losses) for digital assets - investment treasury for the nine months ended September 30, 2026 and 2025, with the magnitude of these amounts also affected by the lower bitcoin balance held in the Investment Treasury following the Company's bitcoin sales during the period. See USD Bitcoin Pricing table above.

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

Change in fair value of convertible note results from the fair value gain or loss related to the March 2025 Investor Note. The gain on the fair value of the convertible note was $13.2 million during the nine months ended September 30, 2026. The net loss on the fair value of the convertible note of $14.5 million during the nine months ended September 30, 2025 is comprised of a $12.7 million day one loss on the issuance of debt and a $1.7 million loss on the change in fair value.

Convertible note issuance costs and fees relate to the March 2025 SPA including the March 2025 Warrants and Closing Shares. The total issuance costs expensed were $9.6 million for the nine months ended September 30, 2025.

Legal settlement expenses of $1.4 million during the nine months ended September 30, 2026 consist of costs associated with the PCT Litigation Trust settlement. These costs are non-recurring and do not relate to core ongoing operations.

Interest expense relates to amortization of the December 2024 Investor Note discount and issuance costs, June 2025 Amended Investor Note premium and issuance costs, March 2025 Investor Note, interest expense related to the February 2026 Investor Note and interest expense related to the Credit Facility. For the nine months ended September 30, 2026, we incurred $0.3 million of interest expense related to the March 2025 Investor Note prior to extinguishment, $1.7 million of special interest expense related to the early prepayment of the June 2025 Amended Investor Note, $0.5 million related to the Credit Facility, and $1.3 million related to the February 2026 Investor Note. For the nine months ended September 30, 2025, we incurred interest expense of $1.6 million for the December 2024 Investor Note and June 2025 Amended Investor Note, and $1.2 million for the March 2025 Investor Note and amortization of debt discount and debt issuance costs related to our December 2024 Initial Investor Note, prior to extinguishment.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to net income (loss) and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) to monitor the financial health of our business. Adjusted EBITDA is defined as net loss, excluding (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) share-based compensation, (v) remeasurement gains and losses such as fair value remeasurements on our digital assets, convertible notes, and SAFE notes, (vi) impairments, restructuring charges, and business acquisition- or disposition-related expenses that we believe are not indicative of our core operating results, and (vii) legal settlement expenses associated with unusual or non-recurring litigation matters that we believe are not indicative of our core operating results. This non-GAAP financial information has limitations as an analytical tool when assessing our operating performance, is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for, or superior to, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies.

During the nine months ended September 30, 2026, we added unusual and non-recurring legal settlement expenses as a new category of adjustment to Adjusted EBITDA. This addition was driven by a legal settlement that Fold entered into during Q2, 2026 in connection with the bankruptcy of a third-party platform. The claim did not allege, and the settlement did not involve any admission of, wrongdoing or misconduct by the Company. This matter is not expected to recur, and we believe its exclusion provides a more comparable basis for assessing our core operating performance.

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

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(2,649,889)	$554,242	$(41,469,352)	$(34,899,390)
Add:
Interest expense	537,155	1,179,216	3,732,864	4,425,703
Income tax expense (benefit)	7,146	(881)	10,617	3,978
Amortization expense	184,361	232,853	514,425	430,761
Share-based compensation expense	1,755,428	1,575,422	5,108,887	8,470,932
(Gain) loss on customer rewards liability	1,968,920	506,796	(284,149)	1,477,444
(Gain) loss on digital assets - rewards treasury	(2,121,385)	(637,712)	687,458	(1,961,803)
(Gain) loss on digital assets - investment treasury	(4,078,913)	(10,238,866)	24,445,385	(31,203,938)
Change in fair value of SAFEs	-	-	-	6,503,113
Change in fair value of other liabilities	(64,074)	-	(615,788)	-
Change in fair value of convertible note	-	2,626,932	(13,200,089)	14,470,683
Convertible note issuance costs and fees	-	-	-	9,569,109
Legal settlements	-	-	1,374,828	-
Loss on extinguishment of debt	-	-	4,005,132	9,612,199
Adjusted EBITDA (loss)	$(4,461,251)	$(4,201,998)	$(15,689,782)	$(13,101,209)

Adjusted EBITDA for the three months ended September 30, 2026 decreased $0.3 million, or 6.2% compared to the three months ended September 30, 2025. Although net revenues fell 44% for that comparative period, Adjusted EBITDA was largely unchanged.

Adjusted EBITDA for the nine months ended September 30, 2026 decreased by $2.6 million, or 19.8% compared to the nine months ended September 30, 2025. The principal driver of decreased Adjusted EBITDA relates to (i) increased compensation and benefits expense, excluding share-based compensation, of $1.0 million; (ii) increased other selling, general and administrative expenses of $1.1 million related to higher contract labor expenses for marketing and product development; and (iii) lower margin contributions across all product lines of $1.1 million. These decreases were partially offset by lower professional fees of $0.6 million and lower marketing expenses of $0.1 million.

Adjusted EBITDA (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA (loss)	$(4,461,251)	$(4,201,998)	$(15,689,782)	$(13,101,209)
Weighted-average shares used to compute basic and diluted net loss per share	54,841,913	46,911,561	51,629,478	39,781,781

Adjusted EBITDA (loss) per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.09)	$(0.30)	$(0.33)

Liquidity and capital resources

As of September 30, 2026, the Company had cash and cash equivalents of $21.7 million and positive working capital of $13.8 million. The Company has an accumulated deficit of $212.4 million as of September 30, 2026. Of that amount, $98.7 million relates to historical fair value adjustments on the Company's SAFE notes which converted to Common Stock upon the closing of the Merger, $9.6 million relates to the loss on extinguishment of the December 2024 Initial Investor Note in June 2025, and $4.0 million relates to loss on extinguishment of debt recognized during the nine months ended September 30, 2026.

Additionally, as of September 30, 2026, the Company held 171 bitcoin in our Investment Treasury, valued at $14.3 million based on the price of bitcoin as of that date, and we held 76 bitcoin in our Rewards Treasury, valued at $6.4 million, which matched our existing customer rewards liability, which is denominated in bitcoin. The Company anticipates being able to cover the costs for future rewards via future revenues and operational capital on hand.

Summary of cash flow activities

The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(20,578,345)	$(11,426,231)
Net cash provided by (used in) investing activities	54,550,308	(3,758,069)
Net cash (used in) provided by financing activities	(19,946,121)	3,517,404
Net increase (decrease) in cash and cash equivalents	$14,025,842	$(11,666,896)

Cash flows from operating activities

Net cash used in operating activities was $20.6 million for the nine months ended September 30, 2026, compared to $11.4 million for the nine months ended September 30, 2025. The increase was primarily driven by (i) $3.7 million of cash paid for interest, compared to none in the prior-year period, related to the February 2026 Investor Note, the Credit Facility and a $2.4 million special interest payment made in connection with the repayment of the June 2025 Amended Investor Note; (ii) a $4.0 million increase in credit card receivables, net, related to our credit card program, which had no comparable activity in the prior-year period; and (iii) a $1.0 million increase in compensation and benefits, excluding share-based compensation.

Cash flows from investing activities

Net cash provided by investing activities was $54.6 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $3.8 million for the nine months ended September 30, 2025. The change was primarily due to $59.1 million of proceeds from the sale of bitcoin held in our investment treasury, partially offset by $3.4 million of purchases of digital assets and $1.2 million of payments for capitalized software development costs.

Cash flows from financing activities

Net cash used in financing activities was $19.9 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, cash used in financing activities consisted primarily of $25.2 million for the repayment of the June 2025 Amended Investor Note, $20.0 million for the repayment of the Credit Facility and $0.9 million of Common Stock withheld for employee tax obligations. These uses were partially offset by $13.0 million of proceeds from the issuance of the February 2026 Investor Note, $10.0 million of proceeds from draws on the Credit Facility and $3.2 million of proceeds from the issuance of Common Stock under the Facility. We used the proceeds from the February 2026 Investor Note, together with cash on hand, to repay the June 2025 Amended Investor Note.

Summary of financing arrangements

The Company maintains a revolving credit facility (the "Credit Facility") with Two Prime Lending Limited ("Two Prime"), pursuant to which the Company, upon the deposit of bitcoin as collateral, may borrow from Two Prime up to $45.0 million at an interest rate of 8.5% per annum. In June 2026, the Company sold approximately 632 bitcoin from its Investment Treasury for proceeds of $44.7 million, of which $20.0 million was used to repay in full the outstanding balance under the Credit Facility, and the remaining $24.7 million was retained as unrestricted cash for general corporate purposes. As of September 30, 2026, the Company has no open borrowings pursuant to the Credit Facility, and no bitcoin is held as collateral under this Credit Facility. The Credit Facility remains available for future borrowings, subject to its terms, and renewed on October 1, 2026 for a one year term. Refer to Note 7 for further information.

On February 25, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with SATS Credit Fund L.P. ("SATS"), an affiliate of the Company's lead director. Pursuant to the Purchase Agreement, SATS purchased from the Company a $13.0 million senior unsecured promissory note (the "February 2026 Investor Note", or the "Existing Note") and the Company issued to SATS 520,000 shares of Common Stock as additional consideration.

On February 27, 2026, the Company repaid the June 2025 Amended Investor Note with a cash payment of $27.5 million. Following these transactions, the Company no longer has any outstanding convertible notes. Refer to Note 7 for further information regarding these transactions.

In June 2025, the Company entered into an agreement for a $250 million equity purchase facility (the “Facility”). Pursuant to the Facility, the Company, in its sole discretion, had the right, but not the obligation, to issue and sell up to $250 million in newly issued shares of the Company’s Common Stock, subject to certain conditions. On August 27, 2026, the Company delivered written notice to SZOP, notifying SZOP of the Company's election to terminate the Facility. In accordance with the termination provisions of the Facility, the termination became effective on September 3, 2026. As of the date of such notice, there were no outstanding Advance Notices under which the Company was obligated to issue shares of the Company's common stock to SZOP. The Company terminated the Facility to evaluate and pursue alternative financing. Through September 30, 2026, the Company sold 5.82 million shares of Common Stock pursuant to the Facility for gross proceeds of $7.5 million, and recognized $0.2 million of amortization related to deferred issuance costs.

On September 4, 2026, the Company entered into an agreement for a $25 million committed equity facility (the "CEF Facility"). Pursuant to the CEF Facility, the Company, in its sole discretion, has the right, but not obligation, to issue and sell up to $25 million in newly issued shares of the Company's Common Stock, subject to certain conditions. The Company is not required to use the CEF Facility and controls the timing and amount of any drawdown on the CEF Facility, subject to certain restrictions. The Company anticipates using the proceeds of the CEF Facility for, without limitation, working capital and general corporate purposes. As of September 30, 2026, the Company has not sold shares of Common Stock pursuant to the CEF Facility.

In October 2026, in connection with the Company’s initial issuances of Common Stock under the CEF facility at $0.49 per share, the exercise price of the Series A Warrants was reduced from $12.50 to $0.49 per share pursuant to the warrants’ anti-dilution provisions.

On November 9, 2026 (the “Restatement Date”), the Company and SATS entered into an Amended and Restated Senior Unsecured Promissory Note (the “A&R Note”), which amends and restates in its entirety the February 2026 Investor Note. The A&R Note provides for a senior unsecured delayed-draw term facility in an aggregate principal amount of up to $25.0 million consisting of the $13.0 million principal amount outstanding under the February 2026 Investor Note, which continues as outstanding principal under the A&R Note, and up to $12.0 million of additional principal that may be drawn in one or more advances. Each draw is uncommitted and requires the mutual agreement of the Company and SATS, and SATS may approve or decline any draw request in its sole discretion. The A&R Note bears cash interest at a rate of 10.0% per annum, payable monthly in arrears. In addition, the Company will issue to SATS shares of its Common Stock, as fees for the facility (the “PIK Shares”), consisting of (i) 1,500,000 shares within 15 days of the Restatement Date, (ii) on the funding date of each draw, a number of shares having a value equal to 7.0% of the amount drawn, and (iii) upon any extension of maturity, a number of shares having a value equal to 7.0% of the principal then outstanding. The A&R Note matures on November 9, 2027, twelve months after the Restatement Date. The Company may, at its option, extend the maturity for one additional twelve-month period if no event of default is continuing, subject to the issuance of PIK Shares as described above. The A&R Note is a senior unsecured obligation of the Company and contains customary covenants, as well as mandatory prepayment provisions in the event of material decline in the value of Bitcoin. The Company may prepay the A&R Note at any time, in whole or in part, without premium or penalty. As of September 30, 2026, the Company was in compliance with all covenants of the Existing Note and there have been no events of default during the period. Refer to Note 7 for further information.

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

Capital Outlook

The Company performs an evaluation to determine whether there are conditions or events (known and reasonably knowable), considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements are available to be issued. Management expects that the Company’s existing cash and cash equivalents, accounts receivable and credit card receivables, digital assets on hand, and financing available from the Credit Facility and the CEF Facility through the date of filing, will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The business is subject to risks inherent in the establishment of an emerging growth enterprise, including limited capital resources, possible delays in product development, and possible cost overruns due to price and cost increases in services. The Company may require additional capital to pursue certain business opportunities, the further development of existing products, or respond to technological advancements, competitive dynamics or technologies, customer demands, challenges, or unforeseen circumstances.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Legal Proceedings

In connection with the chapter 11 bankruptcy proceeding of Prime Core Technologies, Inc. (“Prime Core”), on August 14, 2025, the Company was named as a defendant in a proceeding pending in the United States Bankruptcy Court for the District of Delaware (PCT Litigation Trust v. Fold Holdings, Inc., Adv. Pro. No. 25-52024 (JKS)), pursuant to which the litigation trust for Prime Core (“PCT Litigation Trust”) sought avoidance and recovery of alleged preferential transfers. See Note 10 for further information regarding this proceeding.

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

From time to time, the Company may be subject to, or pursue, other claims, inquiries, or legal proceedings arising in the ordinary course of business. While the outcome of any future matter is inherently uncertain, we do not currently expect that any such matters, if they were to arise, would have a material adverse effect on our condensed financial position, liquidity, capital resources, or annual results of operations.

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

During the nine months ended September 30, 2026, the Company extinguished all previously outstanding convertible notes. As a result, the critical accounting estimates related to the fair value of convertible notes, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, are no longer applicable. The critical accounting estimates related to the fair value of SAFEs and pre-Merger stock-based compensation, also described in our Form 10-K, were no longer applicable as of December 31, 2025. As of September 30, 2026, there are no accounting estimates that meet the criteria for disclosure as critical accounting estimates.

Recent accounting pronouncements

See “Recently issued accounting pronouncements not yet adopted” and "Recently adopted accounting pronouncements" described in Note 1 of the Financial Statements, Organization and Basis of Presentation.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of September 30, 2026.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting existed as of September 30, 2026:

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We were previously the defendant in a bankruptcy clawback proceeding as described in Note 10, "Commitments and Contingencies," to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. On June 30, 2026, we entered into a settlement agreement resolving this matter without any admission of liability, and the related adversary proceeding was dismissed with prejudice.

Item 1A. Risk Factors.

There are numerous factors that affect our business and operating results, many of which are beyond our control. Except as set forth below, there have been no material changes to the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2025 or in our subsequent filings with the SEC and elsewhere in this Quarterly Report on Form 10-Q.

The issuance and sale of our Common Stock to Roth Principal Investments may cause dilution to our other stockholders and the sale of the shares of Common Stock acquired by Roth Principal Investments, or the perception that such sales may occur, could cause the price of our Common Stock to decrease.

On September 4, 2026, we entered into a Common Stock Purchase Agreement (the “CEF Facility”) with Roth Principal Investments (the “Investor”), pursuant to which the Investor committed to purchase up to $25,000,000 shares of our Common Stock, upon the terms and subject to the conditions set forth in the CEF Facility. The shares of our Common Stock that may be issued under the CEF Facility may be sold by us to the Investor at our discretion from time to time over a 36-month period following the effective date of the registration statement of which this prospectus forms a part, subject to certain conditions. The purchase price for the shares that we may sell to the Investor under the CEF Facility will fluctuate based on the market price of our Common Stock. Depending on demand and market liquidity at the time, sales of such shares by the Investor may cause the trading price of our Common Stock to decrease.

We have the right to control the timing and amount of any future sales of our shares to the Investor, subject to certain limitations set forth in the CEF Facility. Any sales of our Common Stock to the Investor will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to the Investor all, some or none of the shares of our Common Stock that may be available for us to sell pursuant to the CEF Facility. If and when we sell shares to the Investor, the Investor may then resell all, some or none of those shares at any time or from time to time in its discretion. See the section titled “Plan of Distribution (Conflict of Interest)” elsewhere in this prospectus for more information. Therefore, our sales to the Investor could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to the Investor, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

On October 22, 2026, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of between 1-for-2 and 1-for-50, with the exact ratio and timing to be determined by our Board, in its discretion. The Board is not required to effect a reverse stock split. There can be no assurance that a reverse stock split, or any other action taken by us, would be successful or would result in a sustained increase in the market price of our common stock. Even if we regain compliance with the minimum bid price requirement, there can be no assurance that the market price of our common stock will not again fall below $1.00 per share, which could result in our receipt of one or more additional deficiency notices and ultimately in the delisting of our common stock from The Nasdaq Capital Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported by us on our Current Report on Form 8-K filed on September 8, 2026, during the period covered by this Quarterly Report on Form 10-Q, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

The Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) are permitted to trade in the Company’s securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

(b)

The following information is included in this Quarterly Report on Form 10-Q for the purpose of providing the disclosure required under “Item 1.01 Entry into a Material Definitive Agreement,” “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K.

Amended and Restated SATS Note

On November 9, 2026 (the “Restatement Date”), Fold Holdings, Inc. (the “Company”) entered into an Amended and Restated Senior Unsecured Promissory Note (the “A&R Note”) with SATS Credit Fund LP (“SATS”), which amends and restates in its entirety the Senior Unsecured Promissory Note issued by the Company to SATS on February 25, 2026 in the principal amount of $13.0 million (the “Existing Note”). In connection with the A&R Note, the Company and SATS also entered into Amendment No. 1 to the Purchase Agreement dated February 25, 2026 (the “Purchase Agreement Amendment”) and Amendment No. 1 to the Registration Rights Agreement dated February 25, 2026 (the “Registration Rights Agreement Amendment”).

A&R Note

The A&R Note provides for a senior unsecured delayed-draw term facility in an aggregate principal amount of up to $25.0 million, consisting of the $13.0 million principal amount outstanding under the Existing Note, which continues as outstanding principal under the A&R Note, and up to $12.0 million of additional principal that may be drawn in one or more advances. Each draw is uncommitted and requires the mutual agreement of the Company and SATS, and SATS may approve or decline any draw request in its sole discretion. Draws must be in a minimum amount of $1.0 million and may be requested until 60 days before maturity. Amounts repaid may not be reborrowed.

The A&R Note bears cash interest at a rate of 10.0% per annum, payable monthly in arrears. In addition, the Company will issue to SATS shares of its common stock, par value $0.0001 per share (the “Common Stock”), as fees for the facility (the “PIK Shares”), consisting of (i) 1,500,000 shares within 15 days of the Restatement Date, (ii) on the funding date of each draw, a number of shares having a value equal to 7.0% of the amount drawn, and (iii) upon any extension of maturity, a number of shares having a value equal to 7.0% of the principal then outstanding. For purposes of clauses (ii) and (iii), shares are valued at the volume-weighted average price of the Common Stock for the 30 consecutive trading days preceding the Restatement Date. The PIK Shares replace the 520,000 shares of Common Stock that would have been issuable upon renewal of the Existing Note. The Company will pay cash in lieu of any PIK Shares that cannot be issued, including by reason of a limit under the rules of The Nasdaq Stock Market requiring stockholder approval.

The A&R Note matures on November 9, 2027, twelve months after the Restatement Date. The Company may, at its option, extend the maturity for one additional twelve-month period if no event of default is continuing, subject to the issuance of PIK Shares as described above. The Company may prepay the A&R Note at any time, in whole or in part, without premium or penalty. As under the Existing Note, SATS may require the Company to prepay up to 25%, 50% and 100% of the outstanding principal if the price of bitcoin falls to or below $45,000, $40,000 and $37,000, respectively, which prepayment the Company may make in cash or, at its option, in bitcoin valued at the applicable trigger price, and SATS may require prepayment in full upon a change of control of the Company.

The A&R Note is a senior unsecured obligation of the Company. As of the Restatement Date, $13.0 million of principal was outstanding under the A&R Note, and the Company’s obligations thereunder will increase by the amount of any additional advances. It contains customary covenants, including a limitation on the incurrence of additional indebtedness in excess of $25.0 million (subject to exceptions, including for indebtedness incurred in connection with the Company’s credit card program) and a prohibition on the payment of dividends and the repurchase of the Company’s equity securities, subject to limited exceptions. The A&R Note also contains customary events of default, including payment defaults, covenant defaults, breaches of representations, failure to issue PIK Shares, bankruptcy events, the delisting of the Common Stock for ten consecutive trading days, and cross-defaults on other indebtedness in excess of $1.0 million. Upon an event of default, SATS may declare all amounts outstanding under the A&R Note immediately due and payable.

Purchase Agreement Amendment and Registration Rights Agreement Amendment

The Purchase Agreement Amendment, among other things, conforms the Purchase Agreement to the A&R Note and the PIK Shares and provides that the representations and warranties of the Company and SATS under the Purchase Agreement are made as of the Restatement Date and as of the funding date of each draw. The Registration Rights Agreement Amendment extends SATS’s registration rights to the PIK Shares and requires the Company to file a registration statement covering the resale of the PIK Shares within 45 days after each issuance, unless their resale is already covered by an effective registration statement.

Relationship with SATS

SATS is an investment fund managed by Ten 31, LLC, an affiliate of Jonathan Kirkwood, a member of the Company’s Board of Directors. The A&R Note, the Purchase Agreement Amendment, the Registration Rights Agreement Amendment and the transactions contemplated thereby were reviewed and approved by the Audit Committee of the Company’s Board of Directors, consisting solely of independent directors, in accordance with the Company’s Related Party Transaction Policy.

The foregoing descriptions of the Purchase Agreement Amendment, the Registration Rights Agreement Amendment, and the A&R Note do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, copies of which are filed as Exhibits 10.3, 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Issuance of PIK Shares

The information set forth above under “Amended and Restated SATS Note” is incorporated herein by reference.

On the Restatement Date, the Company committed to issue 1,500,000 shares of Common Stock to SATS as PIK Shares under the A&R Note. The Company may issue additional PIK Shares to SATS in connection with future draws and any extension of the maturity of the A&R Note, as described above. The PIK Shares were and will be issued as consideration for SATS’s entry into the A&R Note and the advances made thereunder.

The PIK Shares were and will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving a public offering. SATS has represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D under the Securities Act and that it is acquiring the PIK Shares for investment and not with a view to distribution in violation of the Securities Act. No underwriting discounts or commissions were or will be paid in connection with the issuance of the PIK Shares.

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
10.1†^

Common Stock Purchase Agreement, dated September 4, 2026, by and between Fold Holdings, Inc. and Roth Principal Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2026).

10.2†^

Registration Rights Agreement, dated September 4, 2026, by and between Fold Holdings, Inc. and Roth Principal Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 8, 2026).

10.3*	Amendment No. 1 to the Purchase Agreement, dated November 9, 2026, by and between Fold Holdings, Inc. and SATS Credit Fund L.P.
10.4*	Amendment No. 1 to the Registration Rights Agreement, dated November 9, 2026, by and between Fold Holdings, Inc. and SATS Credit Fund L.P.
10.5*^	Amended and Restated Senior Unsecured Promissory Note dated November 9, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†

Certain portions of this exhibit have been redacted pursuant to Item 60(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

^

Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fold Holdings, Inc.

Date: November 10, 2026	By:	/s/ Will Reeves
Will Reeves
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Wolfe Repass
Wolfe Repass
Chief Financial Officer (Principal Accounting Officer)